Form 10-Q
period 1993-12-25
GOLD KIST INC
filed 1994-02-08
CIK 215994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                                   (Mark One)
             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended    December 25, 1993     Commission File No. 2-62681
                      -------------------------
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------


                                GOLD KIST INC.
- -----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



          GEORGIA                                      58-0255560
- -----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)



244 Perimeter Center Parkway, N.E., Atlanta, Georgia         30346
- -----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



(Registrant's telephone number, including area code)    (404) 393-5000
                                                    -------------------------

                                     N/A
- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes  X             No
                                           -----             -----

                        GOLD KIST INC. AND SUBSIDIARIES


                                     INDEX



                                                                       Page No.
                                                                       --------
Part  I.     Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                    December 25, 1993 and June 26, 1993  . . . . . . .     1

                 Consolidated Statements of Operations -
                    Three Months and Six Months Ended
                    December 25, 1993 and December 26, 1992  . . . . .     2

                 Consolidated Statements of Cash Flows -
                    Six Months Ended December 25, 1993
                    and December 26, 1992. . . . . . . . . . . . . . .     3

                 Notes to Consolidated Financial
                    Statements   . . . . . . . . . . . . . . . . . . .   4 - 7

        Item 2.  Management's Discussion and Analysis of
                    Consolidated Results of Operations and
                    Financial Condition  . . . . . . . . . . . . . . .   8 - 10

Part II.     Other Information

        Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . .   11

                                                                          PAGE 1
ITEM 1.  FINANCIAL      GOLD KIST INC. AND SUBSIDIARIES
         STATEMENTS       CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                          DEC. 25, 1993             JUNE 26, 1993
                                                          -------------             -------------
                 ASSETS
Current assets:
   Cash and cash equivalents                                $ 37,770                   31,086
   Receivables, principally trade, including
     notes receivable of $26.8 million at
     Dec. 25, 1993 and $32.1 million
     at June 26, 1993, less allowance for
     doubtful accounts of $6,178 at
     Dec. 25, 1993 and $5,255 at June 26,
     1993                                                    116,148                  133,771
   Inventories (note 3)                                      182,847                  174,504
   Other current assets                                       17,328                    3,365
                                                             -------                  -------
        Total current assets                                 354,093                  342,726
Investments                                                   71,692                   75,318
Property, plant and equipment, net                           205,365                  204,481
Other assets                                                  43,041                   42,577
                                                             -------                  -------
                                                            $674,191                  665,102
                                                             =======                  =======

             LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term bank borrowings                              $  2,150                     -
    Subordinated loan certificates                            25,694                   26,386
    Current maturities of long-term debt                      26,913                   28,044
                                                             -------                  -------
                                                              54,757                   54,430
   Accounts payable                                          102,474                   94,236
   Accrued compensation and related expenses                  27,793                   23,078
   Interest left on deposit                                    8,695                   13,392
   Other current liabilities                                  10,211                    8,435
   Patronage refunds and equity payable                        4,493                    8,526
                                                             -------                  -------
        Total current liabilities                            208,423                  202,097
Long-term debt, excluding current maturities                 116,883                  120,334
Accrued postretirement benefit costs                          32,328                   31,841
Other liabilities                                                704                      617
                                                             -------                  -------
        Total liabilities                                    358,338                  354,889
                                                             -------                  -------
Minority interest                                             25,498                   24,593
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 79 at
    Dec. 25, 1993 and June 26, 1993                               79                       79
   Revolving fund and cumulative preferred
    certificates                                                -                      10,253
   Patronage reserves                                        210,829                  204,148
   Retained earnings                                          79,447                   71,140
                                                             -------                  -------
        Total patrons' and other equity                      290,355                  285,620
                                                             -------                  -------
Contingent liabilities (note 6)
                                                            $674,191                  665,102
                                                             =======                  =======


          See Accompanying Notes to Consolidated Financial Statements.

                        GOLD KIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              --------------------------             -------------------------
                                                              DEC. 25,          DEC. 26,             DEC. 25,         DEC. 26,
                                                                1993              1992                 1993             1992
                                                              --------          --------             --------         --------
Net sales volume                                              $348,075           318,973              706,854          649,218
Cost of sales                                                  308,958           284,210              626,999          584,353
                                                               -------           -------              -------          -------
     Gross margins                                              39,117            34,763               79,855           64,865
Distribution, administrative and
   general expenses                                             30,052            29,822               58,163           53,664
                                                               -------           -------              -------          -------
    Net operating margins                                        9,065             4,941               21,692           11,201
                                                               -------           -------              -------          -------
Other income (deductions):
   Interest income                                               1,634             1,901                3,415            4,080
   Interest expense                                             (3,116)           (3,662)              (6,862)          (9,273)
   Equity in earnings (loss) of
     partnership (note 4)                                          227             1,710               (2,544)            (323)
   Miscellaneous, net                                            3,105             2,511                3,888            3,543
                                                               -------           -------              -------          -------
                                                                 1,850             2,460               (2,103)          (1,973)
                                                               -------           -------              -------          -------
    Margins before income taxes,
        minority interest and
        cumulative effect of change
        in accounting principle                                 10,915             7,401               19,589            9,228
Income tax expense (note 5)                                      4,110             2,417                6,542            2,992
                                                               -------           -------              -------          -------
     Margins before minority
        expense and cumulative
        effect of change in
        accounting principle                                     6,805             4,984               13,047            6,236
Minority interest                                                 (344)             (651)                (960)          (1,196)
                                                               -------           -------              -------          -------
     Margins before cumulative
        effect of change in
        accounting principle                                     6,461             4,333               12,087            5,040
Cumulative effect of change in
   accounting for income taxes
   (note 5)                                                        -                -                   5,339             -
                                                               -------           -------              -------          -------
     Net margins                                              $  6,461             4,333               17,426            5,040
                                                               =======           =======              =======          =======




          See Accompanying Notes to Consolidated Financial Statements.

                        GOLD KIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                  ---------------------------
                                                                  DEC. 25,           DEC. 26,
                                                                   1993               1992
                                                                  --------           --------
Cash flows from operating activities:
  Net margins                                                     $ 17,426             5,040
  Non-cash items included in net margins:
        Depreciation and amortization                               18,117            18,039
        Cumulative effect of change in accounting
              principle                                             (5,339)             -
        Equity in loss of partnership                                2,544               323
        Deferred income tax benefit                                 (2,539)           (1,870)
        Other                                                         (431)            1,401
  Changes in operating assets and liabilities:
        Receivables                                                 17,623            28,945
        Inventories                                                 (8,343)           10,657
        Other current assets                                        (3,695)           (2,853)
        Accounts payable and accrued expenses                       14,729            (6,863)
        Interest left on deposit                                    (4,697)             (570)
                                                                   -------           -------
              Net cash provided by operating activities             45,395            52,249
                                                                   -------           -------

Cash flows from investing activities:
   Acquisitions of property, plant and equipment                   (18,818)           (8,520)
   Proceeds from partnership earnings distribution                   1,770            11,404
   Other                                                            (1,759)            5,390
                                                                   -------           -------
              Net cash used in investing activities                (18,807)           (2,506)
                                                                   -------           -------

Cash flows from financing activities:
   Short-term borrowings (repayments), net                           1,458           (40,510)
   Proceeds from long-term debt                                     10,666             8,962
   Principal payments of long-term debt                            (15,248)          (10,607)
   Patronage refunds and other equity paid in cash                 (16,780)           (2,121)
                                                                   -------           -------
              Net cash used in financing activities                (19,904)          (44,276)
                                                                   -------           -------

              Net change in cash and cash equivalents                6,684             5,467

Cash and cash equivalents at beginning of period                    31,086            12,150
                                                                   -------           -------

Cash and cash equivalents at end of period                        $ 37,770            17,617
                                                                   =======           =======

Supplemental disclosure of cash flow data:
   Cash paid during the periods for:
        Interest (net of amounts capitalized)                     $ 12,677            10,077
                                                                   =======           =======
        Income taxes                                              $  8,152             6,538
                                                                   =======           =======




          See Accompanying Notes to Consolidated Financial Statements.

                                                                          PAGE 4
                        GOLD KIST INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 25 through 35, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 26, 1993.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations, and the cash flows. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of results for the entire year.

3.   Inventories consist of the following:

                                      Dec. 25, 1993      June 26, 1993
                                      -------------      -------------
       Merchandise for sale             $ 55,278             57,147
       Live poultry and hogs              69,387             63,616
       Marketable products                24,994             22,751
       Raw materials and supplies         33,188             30,990
                                         -------            -------
                                        $182,847            174,504
                                         =======            =======

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $18.7 million at December 25, 1993 and $23.0 million at June 26, 1993.

     Summarized income statement information of Golden Peanut Company is shown below:

                                  Three Months Ended        Six Months Ended
                                  Dec. 25,   Dec. 26,      Dec. 25,    Dec. 26,
                                    1993       1992          1993        1992
                                  --------   --------      --------    --------
     Net sales and other
       operating income            $96,836    130,301       198,167     223,852
     Costs and expenses             96,170    125,155       205,813     224,841
                                    ------    -------       -------     -------
           Net earnings (loss)     $   666      5,146        (7,646)       (989)
                                    ======    =======       =======     =======


5. The Association provides for Federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes and income and expenses for tax purposes.

     In February 1992, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes," (SFAS 109). SFAS 109 requires an asset and liability approach in accounting and, therefore, required a change from the deferred method the Association previously used. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences

                        GOLD KIST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


     attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     Effective June 27, 1993, the Association adopted SFAS 109 and reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of operations for the first quarter of fiscal 1994, which ended September 25, 1993.

     Pursuant to the deferred method under Accounting Principles Board Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes that were reported in different years for financial reporting purposes and income tax purposes were recognized for income and expense items using the tax rate applicable for the year of the calculation.
     Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

     The cumulative effect of this change in accounting for income taxes, which resulted in a tax benefit of $5.3 million, was determined as of June 27, 1993 and was reflected in the consolidated financial statements for the three months ended September 25, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

     The provision for income tax expense consists of the following (in thousands):

                                      Three Months Ended     Six Months Ended
                                        Dec. 25, 1993          Dec. 25, 1993
                                      ------------------     ----------------
     Current expense:
        Federal                             $3,525                  8,163
        State                                  385                    918
                                             -----                 ------
                                             3,910                  9,081
                                             -----                 ------

     Deferred expense (benefit):
        Federal                                237                 (2,285)
        State                                  (37)                  (254)
                                             -----                 ------
                                               200                 (2,539)
                                             -----                 ------
                 Total                      $4,110                  6,542
                                             =====                 ======

                        GOLD KIST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


     The effective tax rate from operations for six months ended December 25, 1993 was 33.4%. A reconciliation of income tax expense from operations at the expected Federal statutory rate of 35% to actual tax expense from operations for the applicable periods follows (in thousands):

                                                         Three Months            Six Months
                                                            Ended                  Ended
                                                        Dec. 25, 1993           Dec. 25, 1993
                                                        -------------           -------------
     Income taxes at Federal statutory rate                $3,820                   6,856
     Cash portion of nonqualified patronage
            refund                                             56                    (345)
     State income taxes, net of Federal
            income tax benefit                                  8                     432
     Other, net                                               226                    (401)
                                                            -----                   -----

                        Total                              $4,110                   6,542
                                                            =====                   =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 26, 1993 are as follows:

     Deferred tax assets:
            Postretirement benefits expense                        $12,347
            Insurance accruals                                       7,347
            Bad debt reserves                                        2,286
            State tax operating loss carryforwards                   1,708
            Other                                                      986
                                                                    ------
                        Total gross deferred tax assets             24,674
            Less valuation allowance                                (1,708)
                                                                    ------
                        Net deferred tax assets                     22,966
                                                                    ------

     Deferred tax liabilities:
            Accelerated depreciation                                (5,020)

            Deferred compensation                                   (4,088)
                                                                    ------
                        Total deferred tax liabilities              (9,108)
                                                                    ------
                        Net deferred tax assets                    $13,858
                                                                    ======

     The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

                        GOLD KIST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


6. In January 1993, three Alabama member patrons of Gold Kist filed lawsuits in the nature of derivative actions against Gold Kist and Golden Poultry Company, Inc., and certain directors, officers and employees of the companies. The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by creating Golden Poultry Company, Inc. and Carolina Golden Products Company (Golden Poultry), by permitting their continued operations and by selling shares of Golden Poultry's common stock to certain officers, directors and employees. Among the remedies requested are the transfer of Golden Poultry's operations to Gold Kist, as well as unspecified actual and punitive damages. Gold Kist intends to defend the litigation vigorously.

                                                                          PAGE 8
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF CONSOLIDATED RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

NET SALES VOLUME

The Association's net sales volume for the three and six month periods ended December 25, 1993 increased 9.1% and 8.9%, respectively, as compared to the same periods a year ago. The Poultry segment had net sales increases of 7.4% for the three and six months periods ended December 25, 1993. The Poultry segment's sales increase for the quarter ended December 25, 1993 was the result of a 6.8% increase in average selling prices for broiler products and a 6.2% increase in pounds of poultry sold as compared to the same quarter a year ago. For the six months ended December 25, 1993, average selling prices for poultry products and pounds sold were up 6.4% and 4.4%, respectively, over the comparable periods a year ago. The impact of these factors on net sales was partially offset by lower sales volume for non-poultry food items and lower prices for market hogs. The increase in broiler market prices during the three and six month periods ended December 25, 1993 was attributable to a more favorable supply-demand relationship resulting from increased export sales, as well as the general recovery of the U.S. economy.

Net sales volume in the Agri-Services segment for the three and six month periods ended December 25, 1993 increased 16.6% and 15.3%, respectively, above the comparable periods last fiscal year. The increases represented increased sales of seed, fertilizer, chemical and animal feeds through the Association's retail store system, as well as wholesale sales of these products to independent dealers and distributors. The increase in agricultural planting activity in the Southeast during the periods ended December 25, 1993 was partially the result of hot-dry weather conditions this past summer which damaged pasture land. These increases were partially offset by lower grain and peanut procurement revenues resulting from weather reduced crops.

NET OPERATING MARGINS

The Association had net operating margins of $9.1 million and $21.7 million, respectively, for the three and six months periods ended December 25, 1993 as compared to net operating margins of $4.9 million and $11.2 million, respectively, in the comparable periods a year ago. For the current three and six month periods, the Poultry segment had net operating margins of $14.1 million and $32.4 million, respectively, as compared to net operating margins of $10.8 million and $22.0 million, respectively, during the same periods last year. The improvement in operating margins was primarily the result of increased broiler prices, which were partially offset by increased feed ingredient costs. As discussed above, average selling prices for broiler products in the current quarter were approximately 6.8% higher than in the comparable quarter a year ago. Feed ingredient costs for the quarter ended December 25, 1993 increased approximately 8.0% from the comparable quarter a year ago. For the six months ended December 25, 1993, feed ingredient costs were up about 3.1% from the same period last year. The increase in feed ingredient costs resulted from last summer's drought in the Southeast and floods in the Midwest.

The Agri-Services segment had net operating losses of approximately $3.4 million and $7.7 million, respectively, for the three and six month periods ended December 25, 1993 as compared to $4.5 million and $8.8 million, respectively, in the same periods a year ago. Although net operating losses for this segment in the current year were less than in the same periods a year ago, lower gross margins for fertilizer and chemical products in the current year partially offset the impact of increased sales on net operating margins. Also, net operating margins were negatively affected by the decline in procurement revenue as previously mentioned.

OTHER INCOME (DEDUCTIONS)

Other income, net for the three months ended December 25, 1993 was $1.9 million as compared to other income, net of $2.5 million for the same period a year ago. The decrease in other income, net was due primarily to the decline in the Association's pro rata share of Golden Peanut Company's earnings. The decline in Golden Peanut Company's operating earnings was the result of lower market prices related to a large carryover peanut crop from 1992. The impact of the declines was partially offset by an increase in miscellaneous income, net, which includes the Association's equity in the earnings of a partially-owned foreign affiliate. For the six months ended December 25, 1993, other deductions, net reflected the increase in the Association's pro rata share of Golden Peanut Company's operating loss, which was partially offset by lower interest expense. Interest expense of $6.9 million for the current six months declined $2.4 million from the comparable period last fiscal year primarily as a result of lower average borrowings. Interest expense for the six months ended December 26, 1992 included $1.0 million related to an income tax audit for the years 1987 through 1989.

MARGINS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

For the three and six month periods ended December 25, 1993, the Association had margins before income taxes, minority interest and cumulative effect of change in accounting principle of $6.8 million and $13.0 million, respectively. This compared to margins before minority interest and cumulative effect of change in accounting principle of $7.4 million and $19.9 million, respectively, in the same periods a year ago. The improvement in margins was the result of increased market prices for broiler products, which was partially offset by higher feed ingredient costs and an increase in the Association's pro rata share of Golden Peanut Company's operating loss.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES

Effective June 27, 1993, the Association adopted SFAS 109 "Accounting for Income Taxes", which requires an asset and liability approach in accounting for income taxes. As a result of the adoption, the Association recorded a tax benefit of $5.3 million during the first quarter ended September 25, 1993.
(See Note 5 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks, and uncommitted lines of credit. At December 25, 1993, the Association had unused available loan commitments to borrow additional amounts of $42.9 million and additional uncommitted facilities to provide loans and letters of credit of approximately $130.2 million. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at December 25, 1993.

Working capital and the current ratio were $145.7 million and 1.70 to 1, respectively, at December 25, 1993, as compared to $140.6 million and 1.70 to 1, respectively, at June 26, 1993. Patrons' equity at December 25, 1993 was $290.4 million as compared to $285.6 million at June 26, 1993. The increase was primarily the result of net margins of approximately $17.4 million, which included a $5.3 million benefit associated with an accounting change for income taxes (see Note 5 of Notes to Consolidated Financial Statements). Cash and cash equivalents during the current fiscal year increased $6.7 million to $37.8 million at December 25, 1993. The increase was primarily the result of net cash provided by operations of $45.4 million, which was partially offset by expenditures for the repayment of long-term debt, patronage distributions and acquisitions of property, plant and equipment.

For the six month period ended December 25, 1993, the Association's investment activities included $18.8 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations. The Association, including its non-cooperative subsidiaries, expect fiscal 1994 capital expenditures of approximately $44.0 million. These planned capital expenditures include expansion and technological advances in poultry production and processing, as well as other facility improvements and necessary replacements.

During the six month period ended December 25, 1993, the Association had cash payments totaling $16.8 million for patronage refunds and other equity payments. These payments included $10.2 million representing the redemption of Revolving Fund and Cumulative Preferred Certificates. During the final six months of fiscal 1994, management expects cash payments to approximate $5.0 million for patronage refunds and related equity redemptions. The Association believes cash and cash equivalents on hand at December 25, 1993 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1994.

                          PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 25, 1993.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GOLD KIST INC.
                                                  (Registrant)


Date      February 7, 1994                  /s/ Peter J. Gibbons
    ----------------------------         ---------------------------
                                                Peter J. Gibbons
                                            Vice President, Finance
                                            (Chief Financial Officer)


Date      February 7, 1994                 /s/ W. F. Pohl, Jr.
    ----------------------------         ----------------------------
                                               W. F. Pohl, Jr.
                                                 Controller
                                          (Chief Accounting Officer)