Form 10-Q
period 1994-03-26
GOLD KIST INC
filed 1994-05-10
CIK 215994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


                       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter  Ended March 26,  1994 Commission  File No.  2-
  62681

                                 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to ______________


                         GOLD KIST INC.
       (Exact name of registrant as specified in its charter)

            GEORGIA                                           58-
  0255560   (State or other jurisdiction of               (I.R.S.
  Employer
   incorporation or organization)                  Identification
  No.)


  244 Perimeter Center Parkway, N.E., Atlanta, Georgia     30346
  (Address of  principal executive offices)                  (Zip
  Code)


  (Registrant's telephone  number,  including  area  code)  (404)
  393-5000


                                N/A
     (Former name, former address and former fiscal year, if changed since last report.)


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

                                                Mar. 26, 1994    June 26,1993
                                                _____________    ____________
                     ASSETS
  Current assets:
     Cash and cash equivalents                     $ 11,179         31,086
     Receivables, principally trade, less
       allowance for doubtful accounts
       of $6,202 at Mar. 26, 1994 and
       $5,255 at June 26, 1993                      108,828        101,361
     Notes receivable                                21,918         32,410
     Inventories (note 3)                           206,157        174,504
     Other current assets                            15,525          3,365
                                                    _______        _______
          Total current assets                      363,607        342,726
  Investments                                        72,398         75,318
  Property, plant and equipment, net                205,719        204,481
  Other assets                                       44,785         42,577
                                                    _______        _______
                                                   $686,509        665,102
                                                    =======        =======
          LIABILITIES AND EQUITY
  Current liabilities:
     Notes payable and current maturities of
      long-term debt:
      Short-term bank borrowings                   $  3,000           -
      Subordinated loan certificates                 24,801         26,386
      Current maturities of long-term debt           27,802         28,044
                                                    _______        _______
                                                     55,603         54,430
     Accounts payable                               119,988         94,236
     Accrued compensation and related expenses       26,919         23,078
     Interest left on deposit                         9,033         13,392
     Other current liabilities                        5,043          8,435
     Patronage refunds and equity payable             1,185          8,526
                                                    _______        _______
          Total current liabilities                 217,771        202,097
  Long-term debt, excluding current maturities      119,467        120,334
  Accrued postretirement benefit costs               31,880         31,841
  Other liabilities                                     696            617
                                                    _______        _______
          Total liabilities                         369,814        354,889
                                                    _______        _______
  Minority interest                                  25,097         24,593
  Patrons' and other equity:
     Common stock, $1.00 par value - Authorized
      500 shares; 79 issued and outstanding              79             79
     Revolving fund and cumulative preferred
      certificates                                     -            10,253
     Patronage reserves                             212,019        204,148
     Retained earnings                               79,500         71,140
                                                    _______        _______
          Total patrons' and other equity           291,598        285,620
                                                    _______        _______

  Contingent liabilities (note 6)
                                                   $686,509        665,102
                                                    =======        =======

            See Accompanying Notes to Consolidated Financial Statements.

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                     (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                    __________________     _________________
                                   Mar. 26,   Mar. 27,    Mar. 26,   Mar. 27,
                                    1994        1993        1994      1993
                                  _________  _________    ________   ________
  Net sales volume                  $391,380   336,653   1,098,234    985,871
  Cost of sales                      358,414   304,012     984,543    888,365
                                     _______   _______   _________    _______
     Gross margins                    32,966    32,641     113,691     97,506

  Distribution, administrative and
    general expenses                  30,286    28,392      88,449     82,056
                                     _______   _______   _________    _______

      Net operating margins            2,680     4,249      25,242     15,450
                                     _______   _______   _________    _______
  Other income (deductions):
    Interest income                    1,049     1,364       4,464      5,444

    Interest expense                  (2,532)   (3,403)     (9,394)   (12,676)
    Equity in earnings (loss) of
     partnership (note 4)              1,052     2,360      (1,492)     2,037
    Miscellaneous, net                   758     2,790       3,776      6,333

                                     _______   _______   _________    _______
                                         327     3,111      (2,646)     1,138
                                     _______   _______   _________    _______
      Margins before income taxes,

       minority interest and
       cumulative effect of change
       in accounting principle         3,007     7,360      22,596     16,588
  Income tax expense (note 5)            789     2,280       7,331      5,272

                                     _______    ______   _________    _______
     Margins before minority
       expense and cumulative
       effect of change in

       accounting principle            2,218     5,080      15,265     11,316
  Minority interest                      361      (276)       (599)    (1,472)
                                     _______    ______   _________    _______
     Margins before cumulative
       effect of change in
       accounting principle            2,579     4,804      14,666      9,844
  Cumulative effect of change in
    accounting for income taxes
    (note 5)                            -         -          5,339       -

                                     _______    ______   _________    _______
     Net margins                    $  2,579     4,804      20,005      9,844
                                     =======    ======   =========    =======

            See Accompanying Notes to Consolidated Financial Statements.

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)

                                                     Nine Months Ended
                                                     _________________
                                                    Mar. 26,    Mar. 27,
                                                      1994        1993
                                                    ________    _________
  Cash flows from operating activities:
    Net margins                                     $ 20,005     9,843
    Non-cash items included in net margins:
       Depreciation and amortization                  27,506    27,149
       Cumulative effect of change in accounting
          principle                                   (5,339)     -
       Equity in loss of partnership                   1,492    (2,037)
       Deferred income tax benefit                    (2,543)   (2,719)
       Other                                            (361)    2,924
    Changes in operating assets and liabilities:
       Receivables                                     3,025    21,892
       Inventories                                   (31,653)  (16,501)
       Other current assets                           (1,830)   (2,127)
       Accounts payable and accrued expenses          26,201    25,705
       Interest left on deposit                       (4,359)     (505)
       Deposit for income taxes                       (5,038)     -
                                                     _______   _______
          Net cash provided by operating activities   27,106    63,624
                                                     _______   _______

  Cash flows from investing activities:
    Acquisitions of property, plant and equipment    (28,970)  (14,289)
    Proceeds from partnership earnings distribution    1,770    11,404
    Proceeds from sale of loans                        5,040    10,000
    Other                                             (3,694)   (4,664)
                                                     _______   _______
          Net cash provided by (used in) investing
            activities                               (25,854)    2,451
                                                     _______   _______

  Cash flows from financing activities:
    Short-term borrowings (repayments), net            1,415   (43,603)
    Proceeds from long-term debt                      15,650    14,586
    Principal payments of long-term debt             (16,759)  (21,548)
    Patronage refunds and other equity paid in cash  (21,465)   (3,439)
                                                     _______   _______
          Net cash used in financing activities      (21,159)  (54,004)
                                                     _______   _______

          Net change in cash and cash equivalents    (19,907)   12,071

  Cash and cash equivalents at beginning of period    31,086    12,150
                                                     _______   _______

  Cash and cash equivalents at end of period        $ 11,179    24,221
                                                     =======   =======

  Supplemental disclosure of cash flow data:
    Cash paid during the periods for:

       Interest (net of amounts capitalized)        $ 14,282    15,897
                                                     =======   =======
       Income taxes                                $  13,790     8,550
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

  3.   Inventories consist of the following:

                                    Mar. 26, 1994        June 26, 1993
                                    _____________        _____________
       Merchandise for sale             $ 79,299             57,147
       Live poultry and hogs              71,842             63,616
       Marketable products                24,512             22,751
       Raw materials and supplies         30,504             30,990
                                         _______            _______
                                        $206,157            174,504
                                         =======            =======

  4.   Gold Kist has a  33% interest in Golden Peanut  Company, a
       Georgia general  partnership.   Gold Kist's  investment in
       the partnership was $19.8 million at March 26, 1994 and $23.0 million at June 26, 1993.

       Summarized income  statement information of  Golden Peanut
       Company is shown below:

                                 Three Months Ended     Nine Months Ended
                                 __________________     _________________
                                  Mar. 26,   Mar. 27,    Mar. 26,  Mar. 27,
                                     1994     1993         1994      1993
                                   _______    _______    ________  ________
     Net sales and other
       operating income            $122,540   127,727    320,707   351,579
     Costs and expenses             119,393   120,621    325,206   345,462
                                    _______   _______    _______   _______
           Net earnings (loss)     $  3,147     7,106     (4,499)    6,117
                                    =======    ======     =======  =======

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

     In February 1992, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes," (SFAS
     109). SFAS 109 requires an asset and liability approach in accounting and, therefore, required a change from the deferred method the Association previously used. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

                  GOLD KIST INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (Amounts in Thousands)
                            (Unaudited)


     The provision for income tax expense consists of the following:

                                  Three Months Ended     Nine Months Ended
                                    Mar. 26, 1994          Mar. 26, 1994
                                  __________________     _________________
     Current expense:
          Federal                        $ 204                8,367
          State                            267                1,185
                                          ____               ______
                                           471                9,552
                                          ____               ______

     Deferred expense (benefit):
          Federal                          286               (1,999)
          State                             32                 (222)
                                          ____               ______
                                           318               (2,221)
                                          ____               ______
               Total                     $ 789                7,331
                                          ====               ======

     The  effective tax  rate  from  operations for  nine  months ended March 26, 1994 was  32.4%.  A reconciliation of income
     tax  expense  from   operations  at  the  expected   Federal
     statutory rate of 35% to  actual tax expense from operations for the applicable periods follows:
                                              Three Months        Nine Months
                                                 Ended               Ended
                                             Mar. 26, 1994       Mar. 26, 1994
                                             _____________       _____________
     Income taxes at Federal statutory rate        $1,053           7,909
     Cash portion of nonqualified patronage
          refund                                      (70)           (415)
     State income taxes, net of Federal
          income tax benefit                          215             647
     Other, net                                      (409)           (810)
                                                    _____           _____
               Total                               $  789           7,331
                                                    =====           =====

                           GOLD KIST INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               (Amounts in Thousands)
                                     (Unaudited)



     The tax effects of temporary  differences that give  rise to
     significant  portions  of   the  deferred  tax  assets   and
     deferred tax liabilities at June 26, 1993 are as follows:

     Deferred tax assets:
          Postretirement benefits expense         $12,347
          Insurance accruals                        7,347
          Bad debt reserves                         2,286
          State tax operating loss carryforwards    1,708
          Other                                       986
                                                   ______
               Total gross deferred tax assets     24,674
          Less valuation allowance                 (1,708)
                                                   ______
               Net deferred tax assets             22,966
                                                   ======

     Deferred tax liabilities:
          Accelerated depreciation                 (5,020)
          Deferred compensation                    (4,088)
                                                   ______
               Total deferred tax liabilities      (9,108)
                                                   ______
               Net deferred tax assets            $13,858
                                                   ======

     The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

  6. In January 1993, three Alabama member patrons of Gold Kist filed lawsuits in the nature of derivative actions against Gold Kist and Golden Poultry Company, Inc., and certain directors, officers and employees of the companies. The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by creating Golden Poultry Company, Inc. and Carolina Golden Products Company (Golden Poultry), by permitting their continued operations and by selling shares of Golden Poultry's common stock to certain officers, directors and employees. Among the remedies requested are the transfer of Golden Poultry's operations to Gold Kist, as well as unspecified actual and punitive damages. In March 1994, the Court certified the litigation as a class action. Gold Kist intends to defend the litigation vigorously.

  ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


  RESULTS OF OPERATIONS

  Net Sales Volume

  The Association's net sales volume for the three and nine month periods ended March 26, 1994 increased 16.3% and 11.4%, respectively, as compared to the same periods a year ago. The Poultry segment had net sales increases of 10.7% and 8.5%, respectively, for the three and nine month periods ended March 26, 1994. The Poultry segment's sales increase for the quarter ended March 26, 1994 was the result of a 4.5% increase in average selling prices for broiler products and a 11.1% increase in pounds of poultry sold as compared to the same quarter a year ago. For the nine months ended March 26, 1994, average selling prices for poultry products and pounds sold were up 5.7% and 6.6%, respectively, over the comparable periods a year ago. The impact of these factors on net sales was partially offset by lower sales volume for non-poultry food items and lower prices for market hogs. The increase in broiler market prices during the current fiscal year has been attributable to a more favorable supply-demand relationship resulting from increased export sales, as well as the general recovery of the U.S. economy.

  Net sales volume in the Agri-Services segment for the three and nine month periods ended March 26, 1994 increased 38.1% and 23.7%, respectively, above the comparable periods last fiscal year. The increases represented increased sales of seed, fertilizer, chemicals and animal feeds through the Association's retail store system, as well as wholesale sales of these products to independent dealers and distributors. Hot, dry weather conditions during the summer of 1993 damaged pasture land, which resulted in increased sales of animal feeds during the fall and winter months and contributed to increased plantings necessary to reestablish damaged pastures in the current quarter. In addition, increased sales during the quarter ended March 26, 1994 were partially the result of favorable weather conditions for agricultural planting activity in the Southeast.

  Net Operating Margins

  The Association had net operating margins of $2.7 million and $25.2 million, respectively, for the three and nine month periods ended March 26, 1994 as compared to net operating margins of $4.2 million and $15.4 million, respectively, in the comparable periods a year ago. For the current three and nine month periods, the Poultry segment had net operating margins of $1.1 million and $33.5 million, respectively, as compared to net operating margins of $5.2 million and $27.2 million, respectively, during the same periods last year. The decline in operating margins for the quarter ended March 26, 1994 as compared to the same quarter last year was due primarily to an 18.6% increase in feed ingredient costs. The improvement in year-to-date operating margins was primarily the result of increased average selling prices, which were partially offset by increased feed ingredient costs. As discussed above, average selling prices for broiler products in the current quarter were approximately 4.5% higher than in the comparable quarter a year ago. For the nine months ended March 26, 1994, feed ingredient costs were up about 8.3% from the same period last year. The increase in feed ingredient costs resulted from last summer's drought in the Southeast and floods in the Midwest.

  The Agri-Services segment had net operating margins of approximately $3.2 million for the quarter ended March 26, 1994 as compared to $433,000 in the comparable period a year ago. As a result of the increase in net sales volume, year-to-date net operating losses were $3.6 million as compared to $8.7 million in the year earlier period. Although net operating losses for this segment in the current year were less than in the same periods a year ago, lower gross margins for fertilizer and chemical products in the current year partially offset the impact of increased sales on net operating margins.

  Other Income (Deductions)

  Interest  income  for the  three  and nine  months  ended March
  26,1994 of approximately $1.0 million and $4.5 million, respectively, decreased $315,000 and $1.0 million, respectively, from the comparable periods last year as a result of the reduction in loans carried by the Association's financing subsidiary.

  Interest expense for the three and nine month periods ended March 26, 1994 decreased $871,000 and $3.3 million, respectively, from the comparable periods last fiscal year primarily as a result of lower average borrowings and to a lesser extent, lower interest rates. Interest expense for the nine months ended March 27, 1993 included $1.0 million related to an income tax audit for the years 1987 through 1989.

  The Association recorded a $1.1 million gain for the quarter ended March 26, 1994, representing its prorata share of the Golden Peanut Company's net earnings as compared to a gain of $2.4 million in the same quarter last year. For the nine months ended March 26, 1994, the Association recorded a $1.5 million loss as compared to a gain of $2.0 million in the comparable period last year. The decline in Golden Peanut's year-to-date net earnings was primarily the result of lower market prices related to a large carryover peanut crop from 1992.

  Miscellaneous, net was a $3.8 million gain for the nine months ended March 26,1994 as compared to a gain of $6.3 million in the same period last year. Miscellaneous, net for the nine months ended March 26, 1994 and March 27, 1993 each include $1.2 million representing the Association's equity in the earnings of Alimenta Commodities Limited, a foreign trading company. Also included in miscellaneous, net were patronage refunds from other cooperatives, other dividends and rental income, as well as other miscellaneous items. Patronage refunds and other dividends for the nine months ended March

  1994 were  $578,000 as  compared to  $2.4 million  in the  same
  period last year.   Rental income on leased facilities was $1.4
  million for the nine months ended March 26,1994 as compared to $1.3 million in the previous year.


  Miscellaneous, net  for the  current year  includes a  $333,000 loss related to the Association's minority interest in a pecan shelling and marketing operation.

  Margins Before  Income Taxes, Minority Interest  and Cumulative
  Effect of Change in Accounting Principle

  For the three and nine month periods ended March 26, 1994, the Association had margins before income taxes, minority interest and cumulative effect of change in accounting principle of $3.0 million and $22.6 million, respectively. This compared to margins before minority interest and cumulative effect of change in accounting principle of $7.4 million and $16.6 million, respectively, in the same periods a year ago. The decline in margins for the current quarter as compared to a year ago was primarily the result of increased broiler production costs related to higher feed ingredient costs. The improvement in year-to-date margin comparisons was due primarily to higher market prices for broilers and lower operating losses in the Agri-Services segment.

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

  LIQUIDITY AND CAPITAL RESOURCES

  The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks, and
  uncommitted   lines  of  credit.    At   March  26,  1994,  the
  Association had unused available loan commitments to borrow additional amounts of $32.7 million and additional uncommitted facilities to provide loans and letters of credit of approximately $130.2 million. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest.

  Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at March 26, 1994.

  Working  capital and the current ratio  were $145.8 million and
  1.67 to 1, respectively, at March 26, 1994, as compared to $140.6 million and 1.70 to 1, respectively, at June 26, 1993. Patrons' equity at March 26, 1994 was $291.6 million as compared to $285.6 million at June 26, 1993. The increase was primarily the result of net margins of approximately $20.0 million, which included a $5.3 million benefit associated with an accounting change for income taxes (see Note 5 of Notes to Consolidated Financial Statements). Cash and cash equivalents during the current fiscal year decreased $19.9 million to $11.2 million at March 26, 1994. The decrease was primarily the result of expenditures for the acquisition of property, plant and equipment, patronage distributions, and repayments of long-term debt, which was partially offset by net cash provided by operations of $27.1 million.

  For the nine month period ended March 26, 1994, the Association's investment activities included $29.0 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations. The Association, including its non-cooperative subsidiaries, plans fiscal 1994 capital expenditures of approximately $44.0 million. For fiscal 1995, the Association has $64.0 million budgeted for capital expenditures. These planned capital expenditures include expansion and technological advances in poultry production and processing, as well as other facility improvements and necessary replacements.

  During  the  nine  month  period  ended  March  26,  1994,  the
  Association had cash payments totaling $21.5 million for patronage refunds and other equity payments. These payments included $10.2 million representing the redemption of Revolving Fund and Cumulative Preferred Certificates. The Association believes cash and cash equivalents on hand at March 26, 1994 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1994.

                    PART II:  OTHER INFORMATION


  Item 3. Legal Proceedings.

          In January 1993, Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit, against the Association and Golden Poultry Company, Inc. and certain directors, officers and employees of the companies (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually and in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al.). The lawsuit alleges that the named officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry Company, Inc. and Carolina Golden Products Company in connection with the creation of Golden Poultry Company, Inc. and Carolina Golden Products Company, by permitting their continued operations and by selling shares of Golden Poultry common stock to certain officers, directors and employees of the Association and Golden Poultry. Among the remedies requested are the transfer of Golden Poultry operations to Gold Kist as well as unspecified actual and punitive damages. In March 1994, the Court certified the litigation as a class action. The Association intends to defend the litigation vigorously.

  Item 6. Exhibits and Reports on Form 8-K.

     (b)  Reports  on Form  8-K.   Gold  Kist  has not  filed any
          reports  on Form  8-K  during  the three  months  ended
          March 26, 1994.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOLD KIST INC.
                                          (Registrant)


  Date      May 9,  1994
                                         Peter J. Gibbons
                                      Vice President, Finance
                                     (Chief Financial Officer)


  Date      May 9, 1994
                                         W. F. Pohl, Jr.
                                           Controller
                                     (Chief Accounting Officer)

                    PART II:  OTHER INFORMATION


  Item 3. Legal Proceedings.

          In January 1993, Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit, against the Association and Golden Poultry Company, Inc. and certain directors, officers and employees of the companies (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually and in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al.). The lawsuit alleges that the named officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry Company, Inc. and Carolina Golden Products Company in connection with the creation of Golden Poultry Company, Inc. and Carolina Golden Products Company, by permitting their continued operations and by selling shares of Golden Poultry common stock to certain officers, directors and employees of the Association and Golden Poultry. Among the remedies requested are the transfer of Golden Poultry operations to Gold Kist as well as unspecified actual and punitive damages. In March 1994, the Court certified the litigation as a class action. The Association intends to defend the litigation vigorously.

  Item 6. Exhibits and Reports on Form 8-K.

     (b)  Reports  on Form  8-K.   Gold  Kist  has not  filed any
          reports  on Form  8-K  during  the three  months  ended
          March 26, 1994.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOLD KIST INC.
                                            (Registrant)


  Date      May 9, 1994              /s/ Peter J. Gibbons
                                           Peter J. Gibbons
                                       Vice President, Finance
                                       (Chief Financial Officer)


  Date      May 9, 1994             /s/ W. F. Pohl, Jr.
                                          W. F. Pohl, Jr.
                                            Controller
                                     (Chief Accounting Officer)