Form 10-K
period 1994-06-25
GOLD KIST INC
filed 1994-09-21
CIK 215994

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                ----------------

(MARK ONE)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 25, 1994

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 2-62681

                                 GOLD KIST INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

               GEORGIA                                58-0255560
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


  244 PERIMETER CENTER PARKWAY, N.E.                    30346
           ATLANTA, GEORGIA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 393-5000

                                ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

                                ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

       Item                                                                Page
       ----                                                                ----
 1.    Business (and Properties) . . . . . . . . . . . . . . . . . . .       1


 2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .      11


 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .      11


 4.    Submission of Matters to a Vote of Security Holders . . . . . .      11


 5.    Market for Registrant's Common Equity and Related
        Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .      11

 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . .      12


 7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . .      13

 8.    Financial Statements and Supplementary Data . . . . . . . . . .      18


 9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . . .      37

10.    Directors and Executive Officers of the Registrant  . . . . . .      37


11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . .      40


12.    Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . . . .      43


13.    Certain Relationships and Related Transactions. . . . . . . . .      43

14.    Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .      44


                                 GOLD KIST INC.

             ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 25, 1994


                                     PART I
                                     ------


Item 1.  Business (and Properties).

    Gold Kist Inc. ("Gold Kist" or the "Association") is a diversified agricultural membership cooperative association, headquartered in Atlanta, Georgia. It was incorporated without capital stock in 1936 under the Georgia Cooperative Marketing Act. The name of the Association was changed in 1970 from Cotton Producers Association to Gold Kist Inc. In April l985, the Articles of Incorporation and By-Laws of the Association were amended to provide for a class of common stock and a class of preferred stock as authorized by the Georgia Cooperative Marketing Act. Each member is issued one share of common stock only, as evidence of membership and the right to one vote as long as the member maintains status as an active member. Only members may hold the common stock, which is nontransferable and receives no dividends.

    Gold Kist serves approximately 25,000 active farmer members located principally in Alabama, Florida, Georgia, North Carolina and South Carolina. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

    Gold Kist offers both cooperative marketing and cooperative purchasing services to its member patrons. Farm commodities are marketed by Gold Kist on behalf of members. Similarly, Gold Kist manufactures or processes many products purchased for its members. The standard Membership, Marketing, and/or Purchasing Agreement which is entered into between each member and Gold Kist does not require the member to market his agricultural products or to purchase farm supplies through Gold Kist. Under the agreement, Gold Kist undertakes to market for the member agricultural products delivered which are of a type marketed by Gold Kist and to purchase or manufacture and sell to the member such farm supplies as the member requires, provided it is advantageous for Gold Kist to handle such supplies in the interest of the member. The Association also does business with non-members and engages in non-cooperative activities through subsidiaries and partnerships. AgraTrade Financing, Inc., a wholly-owned subsidiary of Gold Kist, provides financing to members and non-members doing business with Gold Kist and its subsidiaries and partnerships. Financing is extended for poultry and pork housing construction and for certain farm commodity crop production.

    Agriculture is generally cyclical in nature. Commodities marketed by Gold Kist on behalf of its members are subject to wide fluctuations in price, based on supply of the farm commodities and demand for the raw or processed products. Commodity prices are also sensitive to interest rates, with high rates generally tending to depress market prices. In addition, a portion of Gold Kist's business is dependent on the demand of farmers for the purchase of products, which is influenced by the general farm economy and the success of particular crops.

    Gold Kist's business is conducted in two industry segments. See Note 10 of Notes to Consolidated Financial Statements. The Poultry segment conducts broiler and pork production operations, providing both marketing and purchasing services to its cooperative patrons. The Agri-Services segment purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, that segment serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain. Gold Kist is also a partner in a major peanut processing and marketing business, in a pecan processing and marketing business and in an agricultural fertilizer and chemical production, sales and distribution business.

                                    POULTRY

Broilers

    Gold Kist conducts its poultry operations through six Gold Kist cooperative broiler divisions, through its 72% majority-owned public subsidiary, Golden Poultry Company, Inc. ("Golden Poultry"), and through its partnership interest in Carolina Golden Products Company ("Carolina Golden").

    Gold Kist's cooperative broiler operation is organized into six broiler divisions, each encompassing one of Gold Kist's decentralized broiler complexes. Each Gold Kist decentralized broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, sales and accounting office(s), and transportation facilities. The six complexes are headquartered in Boaz and Cullman, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. The broiler growers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and processing and marketing services for the broilers grown.

    The principal products marketed by the broiler divisions are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Young 'n Tender(R) label; however, some is sold under customers' private labels. Most of the frozen chicken carries the Gold Kist(R) or Early Bird(R) label. Cornish game hens are marketed in frozen form primarily to hotels, restaurants and grocery stores under the Young 'n Tender and Medallion(R) labels. Medallion, Big Value(R), Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

    Broiler products are marketed directly from the processing plant in each broiler complex. Some packaged products are marketed from the Atlanta headquarters. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are six separate distribution facilities located in Florida, Tennessee, Ohio and Kentucky. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

    Golden Poultry, a majority-owned subsidiary of Gold Kist, owns and operates three integrated poultry processing complexes in Russellville, Alabama, Douglas, Georgia, and Sanford, North Carolina. Each of these complexes contracts for poultry production with nonmembers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities. Golden Poultry operates two separate distribution facilities in Durham, North Carolina, and Pompano Beach, Florida.

    Carolina Golden is a general partnership consisting of general partners AgriGolden, Inc., a wholly-owned subsidiary of Gold Kist, and Golden Poultry Company, Inc. Carolina Golden operates an integrated poultry processing complex located in Sumter, South Carolina, for the production of value-added and further processed poultry products. This complex contracts for poultry production with nonmembers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities.

    Gold Kist is one of the largest poultry processors in the United States. It competes with other large processors and with smaller companies. Competition is based upon price, quality and service. While Management believes that the pricing and quality of its products are competitive with other processors, it believes that Gold Kist's service to its customers is a principal factor that has established Gold Kist as one of the largest United States poultry processors. Gold Kist's ability to deliver broilers and other poultry products cut-up or otherwise produced to order is an important service to customers.

    The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. As an integral part of its feed ingredient purchasing strategy, Gold Kist attempts to limit the effects and risk of fluctuations in feed ingredient costs (i.e., corn and soy) through varying amounts of commodity trading transactions in the agricultural commodity futures and options market. Commodity trading transactions, which are a common industry practice, have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy, may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cost as a result of these changes as compared to cost in the cash market. Gold Kist places limitations on the volume of futures and options trading positions based on projected usage of these commodities. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements and are not significant in relation to the total product cost. See Note l (c) of Notes to Consolidated Financial Statements.

    The poultry industry has also traditionally been subject to seasonality in demand and pricing. Generally, the price and demand for poultry products peaks during the summer months and declines to lower levels during the winter months of November, December and January. Gold Kist broiler prices and sales volume follow the general seasonality of the industry.

    The following table shows the amount and percentage of Gold Kist's net sales volume contributed by sales of broiler products for each of the years indicated.

                             Fiscal Year Ended (000's Omitted)
                             ---------------------------------

                             June 27,        June 26,         June 25,
                               1992            1993             1994
                             --------       ----------       ----------
Broiler Products
- - ----------------
Volume                       $930,311       $1,041,175       $1,152,252
Percentage (%)                   71.5             74.3             73.8

Pork

    Gold Kist markets hogs raised by producers in Alabama, Georgia and North Carolina. Feeder pigs are furnished to members who raise them, using Gold Kist feed and medicines, to produce hogs for marketing. Feeder pigs are either raised by Gold Kist members and marketed through Gold Kist to the market hog growers, raised for Gold Kist by non-member independent contractors or purchased by Gold Kist in the marketplace.

    Live market hogs are marketed by Gold Kist in the Southeastern United States to processors of pork products, primarily on a competitive bid basis in the states of Alabama, Georgia, Mississippi, North Carolina, and South Carolina. Management believes that customers are favorably impressed by the quality of its market hogs which is principally due to superior breeding stock and management grow-out techniques employed by Gold Kist. Gold Kist competes with other major national producers and smaller individual producers, primarily on a regional basis in the Southeastern United States.

                                 AGRI-SERVICES

    Gold Kist purchases, manufactures and processes fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products are distributed through approximately 87 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain.

Retail Stores

    The Gold Kist retail store operation is conducted in Alabama, Florida, Georgia, and South Carolina.

    The typical Gold Kist store is a complete farm supply center offering for sale many types of feeds, animal health products, fertilizers, pesticides, seeds, farm supplies and equipment. It also offers services such as customized fertilizer spreading, field mapping, soil testing, insect scouting, and agronomic and animal nutrition advice. Urban locations feature turf and garden supplies and other consumer and houseware products.

    The competition for retail sales faced by Gold Kist stores varies greatly from locality to locality. Some compete with other purchasing cooperatives, hardware and farm supply stores, and retail outlets owned or affiliated with major fertilizer, agricultural chemical and feed manufacturers. In some areas these competing manufacturers sell directly to farmers. Price competition is important for many items. The Gold Kist stores emphasize service to the customer.

    In addition to the Gold Kist retail store operation, GK Stores, Inc., a wholly-owned subsidiary of Gold Kist, sold lawn and garden supplies and other consumer items on a non-cooperative basis during the fiscal year ended June 25, 1994 in eight urban store operations located in Georgia and Florida. GK Stores, Inc. will cease operation of the urban stores in fiscal 1995.

    Gold Kist purchases most of the farm supplies distributed from various manufacturers. Steel equipment, such as storage bins, elevators and conveyor systems, are manufactured by Luker Inc., a steel fabrication company located in Augusta, Georgia, and a wholly-owned subsidiary of Gold Kist. Cross Equipment Company, Inc., a wholly owned subsidiary of Gold Kist, also manufactures and fabricates farm equipment, principally spreader and sprayer bodies for material application by vehicles.

    Gold Kist operates a system of receiving and storage facilities for handling unprocessed farm commodities such as soybeans, corn and other grains. Approximately 98% of Gold Kist's storage facilities are licensed by the federal or state government and can issue negotiable warehouse receipts. Pursuant to a renewable five-year grain handling agreement which terminates in 1995, Gold Kist utilizes these facilities and assets exclusively as independent buying points operating on a commission basis for the Archer Daniels Midland Company.

Fertilizers and Chemicals

    Gold Kist distributes granular, blended and liquid fertilizers and fertilizer materials. Each type is purchased or produced in varying compositions depending upon the ultimate use of the product as a plant food.
The Association owns and operates four fertilizer plants in addition to other blending facilities at certain Gold Kist stores where fertilizer ingredients are physically mixed to a custom formula. Gold Kist leases or owns terminal facilities at which fertilizer materials are warehoused for resale through Gold Kist stores and private dealers. Granular fertilizers are purchased and distributed in bagged and bulk form. In addition to traditional agricultural customers, Gold Kist markets fertilizers and chemicals to, and provides application services for, forestry, turf and industrial customers. Gold Kist is also a 50% general partner with Scott Petroleum Corporation in FarmKist Enterprises, an agricultural fertilizer and chemical production, sales and distribution business based in Greenville, Mississippi.

    Gold Kist is a member of CF Industries, Inc., a cooperative owned by regional cooperatives, which produces and supplies fertilizer materials to its members. For the fiscal year ended June 25, 1994, Gold Kist purchased approximately 27% of its fertilizer materials and products at market prices from CF Industries. The remaining fertilizer materials and products were purchased from more than 50 other suppliers.

    Gold Kist competes for fertilizer sales with the major fertilizer manufacturers, wholesalers and brokers. Competition is largely on the basis of price and service. Gold Kist markets premium grade fertilizers under its trademarks Growers Pride(R), Living Lawn(R), and Garden Gold(R). Gold Kist also markets a premium growing medium composed of soil materials and fertilizer nutrients under its trademark Garden on the Spot(R).


    Gold Kist distributes agricultural and specialty chemicals, including pesticides, growth regulators and surfactants which it purchases from approximately 50 chemical manufacturers. Competition for sales of agricultural chemicals is primarily on the basis of price and service since most retailers have access to the same inventory of products produced by the major manufacturers. Gold Kist also provides aerial application of fertilizer for forestry customers and ground application of fertilizer and chemicals for turf customers.

    The following table shows the amount and percentage of Gold Kist's net sales volume contributed by sales of fertilizer and chemical products for each of the years indicated. See Note 10 of Notes to Consolidated Financial Statements.

                     Fiscal Year Ended (000's Omitted)
                     ---------------------------------

                      June 27,      June 26,      June 25,
                        1992          1993          1994
                      --------      --------      --------
Fertilizer
and Chemicals
- - -------------
Volume                $174,850      $173,778      $211,218
Percentage (%)            13.4          12.4          13.5

Pet Food and Animal Health

    Gold Kist operates four major feed mills for its pet food, feed and animal health operations. The mills produce feeds distributed at wholesale or at retail through the Gold Kist stores and independent dealers. All of the mills are batch process mills in which ingredients are weighed. This type of mill is capable of precision feed mixing, which is especially important to the poultry industry. Feeds are distributed in bagged and bulk form.

    In the fiscal year ended June 25, 1994, Gold Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produces and markets approximately 135 different feeds, including custom blended feeds and feeds containing various medications. Pro Balanced(R) is a dairy feed sold through a special program which includes survey and analysis of feed ingredients needed for a particular herd. Gold Kist offers a similar program for swine feed. Pro Balanced is a registered trademark of Gold Kist. Gold Kist also markets dog food under the Pro Balanced and Performance Plus(R) trademarks through independent dealers and under the Gold Kist and Pro Balanced trademarks through Gold Kist retail stores. Aquaculture feed products, primarily feed for commercial fish farming operations, also form a portion of Gold Kist's feed business. Gold Kist purchases all animal health products that it distributes.


    Feed ingredients are purchased in the marketplace from many sources, including major grain companies. Feed formulation is based on the cost of various alternative ingredients in a given week. Feed ingredients are normally purchased for one week's production and, accordingly, only five to seven days' ingredient storage capacity is needed at the mills.

    Approximately one-half of the feed sold is delivered in bulk form directly from the feed mill to the farm; the remainder is sold in bag form. Gold Kist operates a fleet of trucks, including feed tankers, for the delivery of feed. Rail transportation is used occasionally for long hauls.


    Competition for sales of feed is based on quality and service, as well as price. Gold Kist competes with major feed manufacturers and local feed mills. The major feed manufacturers distribute through independent retailers, owned retail stores and direct to farmers. Gold Kist sells through its own retail stores and directly to large farmers, private dealers, independent cooperatives, wholesale grocers, and retail grocery chains.

Seed Marketing

    AgraTech Seeds, Inc. ("AgraTech Seeds"), a wholly-owned subsidiary of Gold Kist, owns and operates a seed business, which consists of the development, contract production, processing and sale primarily of proprietary seed varieties. AgraTech Seeds distributes approximately 230 varieties of seeds. Seed is marketed by AgraTech Seeds at wholesale to seed retailers, including Gold Kist stores and independent seed retail outlets in the Southeast and the Midwest. AgraTech Seeds licenses certain seed dealers, including Golden Peanut Company, to sell its proprietary peanut varieties "GK 7", "VC 1", "AgraTech 108" and "AgraTech 127", and receives a royalty on licensed sales. AgraTech Seeds contracts with farmers for the production of seed. Careful control is required to maintain the purity of varieties. Quality and name recognition play a large role in competition for sales of seed.

    AgraTech Seeds processes or contracts for the processing of approximately 95% of the seeds it distributes. AgraTech Seeds owns and operates seed processing facilities in McCordsville, Indiana, St. Joseph, Illinois, and Mason City, Illinois. A seed research farm is located at Ashburn, Georgia, which conducts research into the breeding of peanuts, soybeans and sorghum, including the development of improved seed varieties. The McCordsville and Mason City facilities conduct research into the breeding of corn. Proprietary corn, soybean, sorghum and peanut seed varieties are marketed under the trademark AgraTech(R).

      As a function of its retail sales operations, Gold Kist operates a commodity seed procurement plant at Dublin, Georgia for the cleaning, grading, treatment and processing of commodity seeds. Seed products from its Dublin operations are marketed primarily through the Gold Kist retail stores.

Pecans

    Gold Kist is a partner in Young Pecan Company, a pecan processing and marketing business headquartered in Florence, South Carolina, in which the Association holds a 25% equity interest and a 35% earnings (loss) allocation.

                              PARTNERSHIP INTEREST

    Gold Kist, Archer Daniels Midland Company ("ADM") and Alimenta Processing Corporation ("Alimenta") are partners in Golden Peanut Company, a partnership formed to operate a peanut procuring, processing, and marketing business. The partners lease peanut facilities, equipment and fixed assets to the partnership. Gold Kist, as a general partner, participates in all partnership allocations in proportion to its 33 1/3% partnership interest. See Note 9(b) of Notes to Consolidated Financial Statements.

    The peanut facilities leased to Golden Peanut Company pursuant to the general partnership agreement include receiving stations, shelling plants, cold storage facilities and warehouses located in the three major peanut producing areas of the United States (Southeast, Southwest and Virginia/Carolinas).

    Golden Peanut Company procures, processes and markets peanuts and peanut by-products in each of the three peanut producing areas of the United States. Golden Peanut Company is a major processor of edible peanuts and is active in both domestic and international markets. The principal peanut product is shelled edible peanuts. Shelled edible peanuts are marketed domestically primarily to manufacturers of peanut butter, candy and salted nuts and are sold in the export market. Golden Peanut Company also processes peanuts for sale in the shell or for processing by others into oil and meal.

                                  EXPORT SALES

    Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 25, 1994, the approximate export sales volume of the primary export product line (poultry) was $38 million. During that period, export sales of poultry were mainly to customers in the former Soviet Union, Poland, the Far East, and the Caribbean area.

    Export sales involve an additional element of transportation and credit risk to the shipper beyond that normally encountered in domestic sales.

    Gold Kist faces competition for export sales from both domestic and foreign suppliers. In export poultry sales, Gold Kist faces competition from other major United States producers as well as companies in France, Thailand, and Brazil. Tariff and non-tariff barriers to United States poultry established by the European Economic Community (EEC) since 1962 have virtually excluded Gold Kist and other United States poultry exporters from the EEC market. In addition, EEC exporters are aided in price competition with United States exporters in certain markets by subsidies from their governments.

    Gold Kist and a group of other North American and foreign farm cooperatives and agribusiness firms, acting through companies formed for this purpose, own 50% of a trading company engaged in international merchandising of grains and other agricultural commodities. Gold Kist is a minority shareholder and deals with the trading company on an arm's length basis.

                                   PROPERTIES

    Gold Kist corporate headquarters building, completed in 1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N.E., Atlanta, Georgia. The land and building are owned by a partnership of Gold Kist and Cotton States Mutual Insurance Company in which partnership Gold Kist owns 54% of the equity. Gold Kist leases approximately 120,000 square feet of the building from the partnership. See Note 3 of Notes to Consolidated Financial Statements.

    The Association's principal operating facilities are operated by its two industry segments, the Poultry segment and the Agri-Services segment.

Poultry

    Gold Kist owns and operates seven poultry processing plants which are located at Boaz, Trussville and Guntersville, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. These plants have an aggregate weekly processing capacity of approximately eight million broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Scottsboro, Alabama; Live Oak, Florida; and Blaine, Calhoun, Commerce, Carrollton, and Talmo, Georgia. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 8,860,000 chicks. Additionally, Gold Kist operates six feed mills to support its poultry operations; the mills have an aggregate annual capacity of 2,715,000 tons and are located in Guntersville and Jasper, Alabama; Calhoun, Cartersville, and Commerce, Georgia; and Live Oak, Florida.

    The Association's majority-owned subsidiary, Golden Poultry owns and operates three poultry processing plants in Douglas, Georgia, Sanford, North Carolina, and Russellville, Alabama. The Douglas plant has a weekly processing capacity of approximately 1,300,000 broilers on two shifts; the Sanford and Russellville plants have weekly processing capacities of approximately 850,000 broilers on two processing shifts. These plants are supported by hatcheries in Siler City, North Carolina (with a hatch capacity of 870,000 chicks per week), Douglas, Georgia (with a hatch capacity of approximately 1,350,000 chicks per week), and Russellville, Alabama (approximately 875,000 chicks per week). Additionally, Golden Poultry owns and operates poultry feed mills at Ambrose, Georgia, Bonlee, North Carolina, and Pride, Alabama, which have an aggregate annual capacity of 998,000 tons.

    Carolina Golden owns and operates a processing plant in Sumter, South Carolina with a weekly processing capacity of 1,400,000 broilers on two processing shifts. The Sumter plant is supported by a hatchery in Sumter, South Carolina with a hatch capacity of approximately 1,350,000 chicks per week. Carolina Golden operates a poultry feed mill at Sumter, South Carolina with an annual capacity of 280,000 tons.

    The Association utilizes six separate distribution facilities in its sales and distribution of poultry products: Tampa and Crestview, Florida; Chattanooga and Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio. Golden Poultry operates distribution facilities in Pompano Beach, Florida, and Durham, North Carolina.

    Also within its Poultry segment, Gold Kist operates four pork production centers. These production facilities include a pork production center at Cartersville, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Hillsborough, North Carolina.

Agri-Services

    In its retail store operations, Gold Kist operates Gold Kist stores at 22 locations in Alabama, 5 locations in Florida, 42 locations in Georgia and 18 locations in South Carolina. The retail store operations conducted by GK Stores, Inc. during the fiscal year ended June 25, 1994 were located in Albany, Athens, Canton, Conyers, Cumming, Fayetteville, and Lawrenceville, Georgia; and Gainesville, Florida.

    For its fertilizer and chemicals business, the Association operates four fertilizer plants at Clyo and Cordele, Georgia and Athens and Hanceville, Alabama, and bulk chemical storage facilities at Moultrie, Georgia and Bishopville, South Carolina. Gold Kist utilizes chemical storage and distribution facilities at Alcolu, South Carolina, Sylvester, Georgia, Hanceville, Alabama and Carrollton, Texas and fertilizer distribution terminal facilities at Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Wichita Falls, Texas.

    For its pet food, feed and animal health operations, Gold Kist operates four feed mills with an aggregate annual capacity of approximately 470,000 tons. The mills are located at Guntersville, Alabama; Flowery Branch and Valdosta, Georgia; and Gaston, South Carolina.

    The Association operates a seed processing plant at Dublin, Georgia, which can clean, grade and treat approximately 537,000 bags of seeds annually (when operating on one shift). AgraTech Seeds operates seed processing plants in McCordsville, Indiana, and Mason City and St. Joseph, Illinois, which can clean, grade and treat approximately 350,000 bags, 150,000 bags and 100,000 bags, respectively, of seeds annually (when operating on one shift). AgraTech Seeds also operates a 100 acre seed research farm located at Ashburn, Georgia.

    For its grain procurement and storage operations, Gold Kist operated 30 owned facilities and 2 leased facilities in Alabama, Florida, Georgia and South Carolina in fiscal 1994. The facilities have an aggregate storage capacity of approximately 7 million bushels.

    Gold Kist owns peanut procuring, processing and marketing facilities which are leased to Golden Peanut Company pursuant to the general partnership agreement executed by Gold Kist with ADM and Alimenta. The lease is for a 20-year term, beginning in 1988; however, the lease is subject to the terms of the partnership agreement which is terminable upon 18 months prior written notice. These facilities include 37 peanut receiving stations located in the three major peanut producing areas of the United States (Southeast, Southwest, and Virginia/Carolinas) and four peanut shelling plants located in Ashburn, Georgia; Graceville, Florida; Anadarko, Oklahoma; and Comyn, Texas. Gold Kist also owns and leases to Golden Peanut Company two cold storage facilities located at Anadarko, Oklahoma and Suffolk, Virginia with an aggregate storage capacity of 11,000 tons, and 48 warehouses located at 30 of the leased receiving stations with an aggregate storage capacity of approximately 133,000 tons.

    The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires January 31, 1995) and Nashville (lease expires December 31, 1995) and Chattanooga (terminable upon 30 days notice) Tennessee; Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); Athens, Georgia, poultry processing plant vehicle parking area (lease expires February 29, 2001); pet food, feed and animal health product storage and distribution facilities in Lawrenceville, Georgia (lease expires November 13, 1996); Anadarko, Oklahoma peanut facility (lease expires November 30, 1996; subleased to Golden Peanut Company); grain procurement and storage facilities at Jackson, Tennessee (lease expires January l, 1995); and retail store facilities at Albany (lease expires December 7, 1996; subleased to GK Stores, Inc.), Athens (lease expires December 7, 1996; subleased to GK Stores, Inc.), Byromville (lease expires March 15, 1999), Camilla (terminable upon 30 days' notice), DeSoto (lease expires March 15, 1999), Lafayette (lease expires March 14, 1996), and Oglethorpe (lease expires March 15, 1999), Georgia; Brundidge (terminable upon 30 days notice), Danville (lease expires January 31,
1997), Geraldine (lease expires January 31, 1998), and Jasper (lease expires May 31, 2002) Alabama; Columbia (leases renewable annually are currently scheduled to expire March 31, 1995 and October 30, 1994), Newberry (lease expires January 31, 1996) and Sumter (lease expires March 22, 1997) South Carolina; and Gainesville (lease expires December 7, 1996; subleased to GK Stores, Inc.), Florida. Chemical storage and distribution facilities are leased at Carrollton, Texas (lease expires March 31, 1996), and fertilizer storage and distribution space is also leased on a continuing as needed basis at terminals in Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Wichita Falls, Texas.

                      ENVIRONMENTAL AND REGULATORY MATTERS

    Processing plants such as those operated by Gold Kist are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. Management believes that all major Gold Kist facilities and operations are adequately equipped to maintain compliance with current environmental and regulatory standards. Presently, management does not know of any material capital expenditures for environmental control facilities that will be necessary for the remainder of the current fiscal year and the next fiscal year in order to comply with current statutes and regulations. On January 29, 1992, the United States Environmental Protection Agency ("EPA") sent General Notice Letters designating Gold Kist and several other companies as potentially responsible parties (PRP's) for alleged environmental contamination at an Albany, Georgia site previously owned by Gold Kist. Gold Kist has responded to the General Notice Letter denying liability for the contamination. EPA has not indicated to Gold Kist how it intends to proceed with regard to the site. The State of South Carolina has designated as a CERCLA-South Carolina Hazardous Waste Management Site a landfill property near Bennettsville, South Carolina upon which residue from a fire at the former Bennettsville, South Carolina Farmers Mutual Exchange warehouse was deposited. The Farmers Mutual Exchange of Bennettsville ("FMX") was merged into Gold Kist in April 1977. Investigations of this landfill have indicated insignificant contamination. Pursuant to a consent agreement with the State of South Carolina, Gold Kist will perform a site assessment to investigate potential sources of contamination and a feasibility study for remedial actions, if necessary, to address the results of the assessment activities. Gold Kist is unable to estimate at this time the cost of compliance, if any, to be required of Gold Kist for either location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

    The regulatory powers of various federal and state agencies, including the federal Food and Drug Administration, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.

                                HUMAN RESOURCES

    Gold Kist has approximately 14,000 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 2,500 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.

                               PATRONAGE REFUNDS

    The By-Laws of Gold Kist provide that Gold Kist shall operate on a cooperative basis. After the close of each fiscal year, the net taxable margins of Gold Kist for that year from business done with or for member patrons (patronage margins) are computed and, after certain adjustments, these margins are distributed to members as patronage refunds on the basis of their respective patronage (business done with or through the Association) during that year.
Upon the determination of the total patronage refund for any fiscal year, this amount is allocated among the several operations of Gold Kist or one or more groups of such operations, as determined by the Board of Directors in light of each operation's or group's contribution for the year.

    Patronage refunds are distributed in the form of either qualified or nonqualified written notices of allocation (as defined for purposes of Subchapter T of the Internal Revenue Code). If qualified notices are used, at least 20% of each patronage refund is distributed in cash or by qualified check (as defined in the Internal Revenue Code) with the remainder distributed in patronage dividend certificates or written notices of allocated reserves, or any combination of these forms. A distribution to a patron made in the form of a qualified notice must be included in his gross income, at its stated dollar amount, for the taxable year in which he receives the distribution. If nonqualified notices are distributed, less than 20% of the refund can be distributed in cash or by qualified check and the patron is not required to include in gross income the noncash portion of the allocation. See Notes 1(f) and 6 of Notes to Consolidated Financial Statements.

    The retention of allocated reserves provides a means whereby the current and active members of Gold Kist may finance the Association's continuing operations. Each fiscal year, the members are notified by Gold Kist of the amounts, if any, by which their equity accounts have been credited to reflect their allocated, but undistributed, portion of the patronage refunds. Allocated reserves may be retired and distributed to members only at the discretion of the Board of Directors in the order of retention by years, although the Board may authorize the retirement of small aggregate amounts (not in excess of $100.00) of reserves or the retirement of reserves in individual cases without regard to how long they have been outstanding. Allocated reserves bear no interest and are subordinate in the event of insolvency of the Association to outstanding patronage dividend certificates and to all indebtedness of Gold Kist.

                                INCOME TAXATION


    As a cooperative association entitled to the provisions of Subchapter T of the Internal Revenue Code, Gold Kist does not pay tax on net margins derived from member patronage transactions which are distributed to the members by check or in the form of qualified written notices of allocation within 8-l/2 months of the close of each fiscal year. To the extent that Gold Kist distributes nonqualified written notices of allocation, has income from transactions with nonmembers or has income from non-patronage sources, it will be taxed at the corporate rate. See Notes l (f) and 6 of Notes to Consolidated Financial Statements.

    Gold Kist has subsidiaries which are not cooperatives, and all the income of these subsidiaries is subject to corporate income taxes.

Item 2.  Properties.

    The principal facilities used in the Association's business are described in
Item 1. Business (and Properties). Management believes that the facilities are adequate and suitable for their respective uses and the Association's current intended operations. The properties owned by the Association are not subject to any material lien or encumbrance.

Item 3.  Legal Proceedings.

    In January 1994, three Alabama member patrons of Gold Kist Inc. filed lawsuits in the Circuit Court of Jefferson County, Alabama, Tenth Judicial
Circuit, and in the Circuit Court of DeKalb County, Alabama, against the
Association and Golden Poultry and certain directors, officers and employees of the companies.  (Ronald Pete Windham and Windham Enterprises, Inc. on their
                 ----------------------------------------------------------
behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its
- - ------------------------------------------------------------------------------
shareholders/members v. Harold O. Chitwood, individually in his capacity as an
- - ------------------------------------------------------------------------------
officer of Gold Kist and a Director of Golden Poultry; et al; and Bertie Adams,
- - -------------------------------------------------------------     -------------
individually and derivatively on behalf of all other shareholders and members of
- - --------------------------------------------------------------------------------
Gold Kist, Inc. v. Gold Kist Inc. et al.).  The lawsuits allege that the named
- - ----------------------------------------
officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry and Carolina Golden in connection with the creation of Golden Poultry and Carolina Golden, by permitting their continued operations and by selling shares of Golden Poultry common stock to certain officers, directors and employees of the Association and
Golden Poultry.  In March 1994, the Court certified the Windham litigation as a
                                                        -------
class action.  In July 1994, the Court in the Adams litigation dismissed as
                                              -----
defendants the employees of the companies who are not or were not directors or officers of the companies. Among the remedies requested are the transfer of
Golden Poultry operations to Gold Kist as well as unspecified actual and punitive damages. The Association intends to defend the litigation vigorously.

In February 1994, other Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Walker County, Alabama, against the Association alleging short-weight deliveries of feed from the Gold Kist Guntersville, Alabama feed mill. (Garry Rowland on behalf of himself and a class of others similarly
        ------------------------------------------------------------------
situated v. Gold Kist Inc.)  In June 1994, the Court certified the litigation as
- - --------------------------
a class action. The Association intends to defend the litigation vigorously. The Association is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Association, or are not material in amount.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    There is no market for Gold Kist equity.

Item 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 25, 1994 and "Consolidated Balance Sheet Data" as of June 30, 1990, June 29, 1991, June 27, 1992, June 26, 1993, and June 25, 1994
are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of June 26, 1993 and June 25, 1994 and for each of the years in the three-year period ended June 25, 1994, and the report thereon of KPMG Peat Marwick LLP, which is based partially upon the report of other auditors, are included elsewhere. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report, which refers to changes in accounting for income taxes and postretirement benefits other than pensions, included elsewhere herein.

                                   FOR FISCAL YEARS ENDED (000'S OMITTED)
                             ---------------------------------------------------
                              JUNE 30,  JUNE 29,  JUNE 27,   JUNE 26,  JUNE 25,
                                1990      1991      1992       1993      1994
                             ---------- --------- ---------  --------- ---------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales volume...........  $1,184,610 1,259,033 1,300,906  1,400,566 1,561,034
                             ========== ========= =========  ========= =========
Interest expense...........  $   18,106    18,437    18,545     17,163    13,924
                             ========== ========= =========  ========= =========
Margins (loss) before
 cumulative effect of
 accounting changes........  $   42,119    32,933    (1,643)    27,238    34,065
Cumulative effect of
 changes in accounting:
  Income taxes (A).........  $      --        --       --          --      5,339
  Postretirement benefits
   other than pensions (net
   of $10,698 income tax
   benefit) (B)............  $      --        --    (18,971)       --        --
                             ---------- --------- ---------  --------- ---------
Net margins (loss).........  $   42,119    32,933   (20,614)    27,238    39,404
                             ========== ========= =========  ========= =========


                                           AS OF (000'S OMITTED)
                             ---------------------------------------------------
                              JUNE 30,  JUNE 29,  JUNE 27,   JUNE 26,   JUNE 25,
                                1990      1991      1992       1993      1994
                             ---------- --------- ---------  --------- ---------
CONSOLIDATED BALANCE SHEET
 DATA:
Working capital............  $  123,888   114,652   108,045    140,629   139,847
                             ========== ========= =========  ========= =========
Total assets...............  $  616,741   671,756   676,698    665,102   716,432
                             ========== ========= =========  ========= =========
Long-term liabilities......  $  130,709   146,183   159,449    152,792   144,992
                             ========== ========= =========  ========= =========
Total liabilities..........  $  321,344   351,284   382,789    354,889   394,754
                             ========== ========= =========  ========= =========
Patrons' and other equity..  $  273,183   296,940   271,456    285,620   296,662
                             ========== ========= =========  ========= =========
Current ratio..............        1.65      1.56      1.48       1.70      1.56
                             ========== ========= =========  ========= =========
Long-term liabilities to
 total capitalization......  %    32.36     32.99     37.00      34.85     32.83
                             ========== ========= =========  ========= =========

- - --------
Note:
(A) See Note 6 of Notes to Consolidated Financial Statements.
(B) See Note 7(b) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The nature of the poultry industry and the agriculture (agribusiness) industry in general is such that supply and demand market forces exert a significant amount of influence over the operations of firms engaged in these businesses. Prices of commodities react directly to supply and demand. Additionally, demand for poultry and other agricultural products produced, processed and marketed by Gold Kist is often influenced by supplies and prices of alternative products.

  As with other perishable commodity businesses, the integrated poultry industry has demonstrated a cyclical nature with varying levels of profits, and to a lesser extent, losses over its 35 year history. With the exception of a brief period during 1992, the past eleven years have been a period of continued profitability. The following addresses the various factors that have influenced poultry industry profitability during the past several years. After a year of weak broiler market prices in 1989, market prices increased during the winter of 1990 as a result of increased exports to the former Soviet Union. Broiler market prices declined again in 1991 and remained at low levels throughout 1992 as a result of the economic recession affecting the United States, the decline in poultry exports and excess industry supply. Improved market prices in 1993 and 1994 were the result of a general economic recovery in the United States and increased demand for poultry products. According to USDA estimates, the supply of broilers is expected to increase at a 5.6% rate in 1994 and a 4.7% rate in 1995 as compared to the 6.5% average annual increase between 1991 and 1993. In 1990 and 1991, feed grain prices, which represent approximately 50% of total broiler production costs, moderated as a result of the favorable United States grain harvests for those two years. The record 1992 United States corn harvest brought lower feed ingredient prices in 1993. In 1994, feed ingredient prices increased substantially as a result of the reduced corn harvest in 1993. Flooding in the Midwestern United States during the summer of 1993 severely impacted the 1993 United States grain harvest and boosted feed ingredient prices to near record levels. As a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994, market prices for feed ingredients are expected to decrease substantially in 1995. Management is unable to predict whether such conditions will continue in the future or to what extent cyclical pressures will affect the Association's operations.

  Historically, weather has had a significant impact on the farm economy and the operating results of the Association. Favorable weather conditions contributed to normal grain production in the United States, which contributed to lower commodity prices. Hot, dry weather conditions in the Southeast during the summer of 1990 negatively affected yields on row crop production of corn, soybeans and peanuts, thus lowering Southeastern farm income. Wet weather conditions in the Southeast during the 1991 spring planting season contributed to reduced planting of corn and soybean acreage. However, planted acreage of peanuts and cotton, although delayed by wet weather, increased in 1991 as compared to the prior year. Generally, favorable weather conditions throughout 1992 provided for a near perfect planting season in the Southeast, which contributed to improved 1992 operating results in the Agri-Services segment. Wet weather conditions in the Southeast during the 1993 spring planting season reduced corn and peanut acreage and were followed by early summer drought conditions. These inclement weather factors had a negative impact on 1993 Agri-Services operating results. Hot, dry weather conditions in the late summer of 1993 damaged pastures in the Southeast, which resulted in increased sales of agricultural products in 1994. In addition, favorable spring weather conditions contributed to increased planting activity in 1994.

  Export sales for 1992, 1993 and 1994 were $29.8 million, $27.5 million and $37.7 million, respectively. In the two year period ending in 1993, export sales declined as a result of reduced sales activity with the former Soviet Union. However, in 1994, export sales increased as a result of a demand for poultry from the Commonwealth of Independent States, Far East and Mexico. Export sales of poultry products will be influenced by credit availability to foreign countries, particularly the Commonwealth of Independent States, Eastern European nations and the Far East, and the United States government's willingness to support the industry through export enhancements.

  The Association's operations are classified into two reportable business segments. See Note 10 of Notes to Consolidated Financial Statements. The discussion of results of operations relates the effects of these significant economic factors on those segments for each of the years in the three-year period ended June 25, 1994.

                             RESULTS OF OPERATIONS

 Fiscal 1993 Compared to Fiscal 1992

  Net sales volume of $1.4 billion for 1993 increased 7.7% or $99.7 million from the prior fiscal year primarily due to increased sales of fresh and further-processed chicken products. The Association posted net margins from operations, before general corporate expenses and other income, of $45.1 million for 1993 as compared to net losses from operations, before general corporate expenses and other income, of $7.8 million for 1992. The Association's return to profitability was primarily due to improved operating margins in the Poultry segment resulting from higher market prices for poultry products and lower field production costs. The Association's margins before cumulative effect of change in accounting principle were $27.2 million for 1993 as compared to a $1.6 million loss before cumulative effect of accounting change for 1992.

  In 1993, the Poultry segment had net sales volume of $1.1 billion as compared to $963.1 million for 1992. Net margins from operations were $43.3 million for 1993 as compared to a net loss from operations of $8.1 million for 1992. The increase in net sales volume and net margins was due to a 6% increase in pounds of broilers marketed, as well as a 5% increase in average selling prices. The sales tonnage increases resulted from production and processing expansion at three poultry complexes located in Alabama, South Carolina and Florida. In addition to the previous discussion regarding poultry market prices, average selling prices were positively influenced by reduced supplies of competing meats. The increase in operating margins during 1993 was also influenced by the decline in production costs related to a 5% decrease in poultry feed ingredient costs. The Pork production operation's 1993 net margins from operations were $1.2 million as compared to a net loss from operations of $121,000 for 1992. The increase was related to the strengthening of overall meat selling prices.

  Net sales volume in the Agri-Services segment for 1993 was $322.6 million, down approximately 4.5% from $337.8 million in 1992, as a result of reduced fertilizer and animal feed sales. The Agri-Services segment had net margins from operations of $1.9 million as compared to $253,000 for 1992. Although the year to year net margin comparison was favorable, results of operations for 1992 included a $2.8 million loss associated with closed operations. The results of operations in 1993 were negatively affected by wet weather conditions in the early spring and late spring drought conditions that hampered and reduced planting activity in the Southeast.

  In 1993, the Association's distribution, administrative and general expenses were $111.5 million as compared to $103.7 million in 1992, an increase of 7.5%. The increase reflects higher incentive compensation expense related to the increase in margins and general expense increases related to expansion in the Poultry segment. Distribution, general and administrative expenses as a percentage of net sales were 8.0% for 1992 and 1993.

  Other income (deductions) totaling $4.2 million for 1993 decreased $5.5 million from $9.7 million for 1992. The reduction of $6.7 million in the Association's pro rata share of Golden Peanut Company's net income accounted for the overall decline in other income (deductions). See Note 9(b) of Notes to Consolidated Financial Statements. The decline in Golden Peanut Company's net income in 1993 was the result of lower market prices for shelled peanuts related to the large crop harvested in 1992. Interest income of $7.5 million declined approximately $3.6 million for 1993. The 1992 year included $3.1 million in interest received on income tax refunds for the 1984 through 1986 years. Miscellaneous, net in 1993 includes income of $1.6 million that represents the Association's equity in the earnings of a partially-owned foreign affiliate as compared to equity in the loss of the affiliate in 1992 of $2.7 million. The affiliate's principal activities include marketing, purchasing and resale of edible peanuts. The 1992 operating loss sustained by the affiliate was primarily due to low market prices for foreign sourced peanuts and the poor quality of a significant portion of the peanuts traded. In addition, miscellaneous, net for 1992 and 1993 includes patronage refunds from other cooperatives and dividends of $3.8 million and $2.9 million, respectively, and rental income of $1.9 million and $1.7 million, respectively.

 Fiscal 1994 Compared to Fiscal 1993

  Net sales volume of $1.6 billion for 1994 increased 11.5% or $160.5 million from the prior fiscal year as a result of increased sales of poultry products, as well as increased sales of agricultural production inputs. The Association had net margins from operations, before general corporate expenses and other deductions, of $60.6 million for 1994 as compared to $45.1 million in 1993. The 34.3% increase resulted primarily from higher selling prices for poultry products and increased sales of agricultural products in the Southeast. The Association's margins before the cumulative effect of accounting changes were $34.1 million for 1994 as compared to $27.2 million in 1993.

  The Poultry segment had record setting net sales volume of $1.2 billion for 1994, which represented a 9.8% increase from the previous fiscal year. Net margins from operations for 1994 were $52.2 million, a 20.6% increase as compared to 1993. The increase in net sales volume resulted from an 6.7% increase in pounds of poultry marketed and a 6.3% increase in average selling prices. The impact of these factors on net sales volume was partially offset by lower sales of non-poultry items. As previously discussed, the increase in market prices for poultry products reflected the general economic recovery in the United States and the increase in poultry exports during 1994. The increase in poultry net margins was partially offset by increased feed ingredient prices which averaged approximately 10.0% above the prior year. Market prices for corn and soybean meal increased 21.0% and 8.7%, respectively, over the prior year due to the weather reduced crop in 1993. Market prices for competing meats in late 1994 declined as a result of heavy cattle and pork processing. As a result, net margins in the pork production operation declined to $775,000 for 1994 as compared to $1.2 million in 1993.

  Net sales volume in the Agri-Services segment for 1994 was $377.3 million, an increase of $54.7 million or 16.9% as compared to 1993. Net operating margins for 1994 were $8.5 million which represented a $6.6 million increase from 1993. The improvements were due primarily to increased sales of agricultural production inputs such as fertilizers, chemicals, seed and animal feeds through the Association's farm supply stores and independent dealers. Hot, dry weather conditions in 1993 damaged pastures in the Southeast, which resulted in increased sales of animal feeds in the fall and winter and led to increased plantings necessary to reestablish pastures. Also, contributing to these improvements was the increase in cotton acreage and generally favorable weather conditions for planting during the late winter and spring of 1994.

  In 1994, the Association's distribution, administrative and general expenses were $121.4 million as compared to $111.5 million for 1993, an increase of 8.9%. The increase reflects higher incentive compensation expense related to the increase in margins and general expense increases related to expansion in the Poultry segment and increased net sales volume in the Agri-Services segment. Distribution, general and administrative expenses as a percentage of net sales were 7.8% for 1994 and 8.0% for 1993.

  The various components included in other income (deductions) represented a deduction of $4.3 million for 1994 as compared to income of $4.2 million for 1993. Interest income of $6.8 million for 1994 declined approximately $788,000 from 1993 due primarily to the sale of collateralized loans to an insurance company. See Note 8 of Notes to Consolidated Financial Statements. Interest expense for 1994 was $13.9 million as compared to $17.2 million in 1993. The $3.2 million decline was due primarily to an 11% reduction in average borrowings and lower interest rates. The Association's $1.1 million pro rata share of the Golden Peanut Company's 1994 loss (equity in loss of partnership) represented a significant portion of the decrease in other income (deductions) for 1994. Golden Peanut Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106) "Employers' Accounting for Postretirement Benefits other Than Pensions," resulting in a charge of $3.9 million to earnings in 1994. Also, the decline in Golden Peanut Company's 1994 operating results was related to the general oversupply situation that exists in the United States for domestic peanuts, and the increase of peanut based foods imported into the United States. See Note 9 (b) of Notes to Consolidated Financial Statements. Miscellaneous, net includes the Association's equity in the earnings of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. The Association recognized income for 1994 and 1993 of $250,000 and $1.6 million, respectively. The decline in the affiliate's net earnings was the result of lower market prices for foreign sourced peanuts. Miscellaneous, net for 1994 includes patronage refunds from other cooperatives and other dividends totaling $710,000 as compared to $2.9 million for 1993. Rental income of approximately $1.8 million was included in miscellaneous, net for 1994 and 1993.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks and uncommitted lines of credit. The Association had unused loan commitments of $37.4 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $122.6 million at June 25, 1994. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest. See Note 4 of Notes to Consolidated Financial Statements.

  Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.20:1, the ratio of senior funded debt to total capitalization not to exceed 40% and total funded debt to total capitalization not to exceed 50%. At June 25, 1994, Gold Kist's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.51:1, 23% and 37%, respectively. The loan agreements apply to the Association and its subsidiaries, excluding Golden Poultry. The Association was in compliance with all applicable conditions in loan agreements with all lenders at June 25, 1994. See Note 4 of Notes to Consolidated Financial Statements.

  In 1992, the principal sources of cash used to fund capital expenditures and other investments totaling $52.8 million, as well as the $21.8 million net increase in operating assets and liabilities, were proceeds from the distribution of Golden Peanut Company's 1991 partnership earnings and the disposal of investments totaling $34.7 million, income tax refunds of $21.0 million and increased short-term borrowings from commercial banks of $15.8 million. Capital expenditures of $46.0 million and the increase in inventories and receivables during 1992 were primarily related to poultry production and processing expansion at three poultry complexes. Increased sales of the Association's Subordinated Capital Certificates were used primarily for the repayment of long-term borrowings and redemptions of Subordinated Loan Certificates. The Association's use of cash in 1992 included $8.8 million for cash patronage refunds and other equity payments.

  In 1993, net cash provided by operations and proceeds from long-term debt were used primarily to repay short-term and long-term borrowings of $76.7 million. During 1993, the Association and its consolidated subsidiaries investment activities included $23.3 million in expenditures for property, plant and equipment. The Association's use of cash included $4.8 million for cash patronage refunds and other equity payments as compared to $8.8 million in 1992. The expenditures for property, plant and equipment during 1993 included $17.5 million related to expansion and improvements in the poultry operations, as well as $5.5 million for the acquisition of retail stores, agricultural chemical distribution facilities, and a chemical application equipment manufacturer and distributor.

  In 1994, existing cash balances, proceeds from long-term debt and short-term borrowings, and net cash provided by operations of $36.8 million were used to fund capital expenditures, repayment of long-term debt, patronage refunds and other equity payments. Capital expenditures in 1994 included $32.7 million related to expansion and improvements in poultry operations, as well as $3.8 million for improvements to retail stores and other agricultural operations. During 1994, the Association had cash payments of approximately $22.7 million for patronage refunds and other equity payments. These payments included $10.2 million representing the redemption of Revolving Fund and Cumulative Preferred Certificates.

  The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $76.0 million in 1995 that primarily include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1995 capital expenditures with existing cash balances and cash provided by operating activities and additional long-term borrowings as needed. In 1995, management expects cash expenditures to approximate $17.7 million for equity redemptions. The Association believes cash on hand at June 25, 1994 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1995.

EFFECTS OF INFLATION

  The major factor affecting the Association's net sales volume and cost of sales is the change in commodity market prices for broilers, feed grains, fertilizers and hogs. The prices of these commodities are based on world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation has, however, affected operating costs such as labor, energy and material costs.

FUTURE ACCOUNTING REQUIREMENTS

  In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which must be applied by fiscal 1995. SFAS 115 will require a change in the accounting for investments in equity securities with determinable fair value and for all investments in debt securities. Implementation of SFAS 115 will increase total assets and patrons' equity by approximately $12 million, net of deferred income taxes, based principally on the quoted market price as of June 25, 1994 of the available for sale marketable equity security. See Note 9(a) of Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data.


                                     INDEX

                                                                            Page
FINANCIAL STATEMENTS:

 Independent Auditors' Reports............................................    19
 Consolidated Balance Sheets as of June 26, 1993 and June 25, 1994........    21
 Consolidated Statements of Operations for the years ended June 27, 1992,
   June 26, 1993 and June 25, 1994........................................    22
 Consolidated Statements of Patrons' and Other Equity for the years ended
   June 27, 1992, June 26, 1993 and June 25, 1994.........................    23
 Consolidated Statements of Cash Flows for the years ended June 27, 1992,
   June 26, 1993 and June 25, 1994........................................    24
 Notes to Consolidated Financial Statements...............................    25

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

 FINANCIAL STATEMENT SCHEDULES:
 Investments as of June 26, 1993 and June 25, 1994........................    45
 Property, Plant and Equipment for the years ended June 27, 1992, June
   26, 1993 and June 25, 1994.............................................    46
 Accumulated Depreciation of Property, Plant and Equipment for the years
   ended June 27, 1992, June 26, 1993 and June 25, 1994...................    48
 Valuation Reserves for the years ended June 27, 1992, June 26, 1993 and
   June 25, 1994..........................................................    49
 Short-Term Borrowings for the years ended June 27, 1992, June 26, 1993
   and June 25, 1994......................................................    50
 Supplementary Income Statement Information for the years ended June 27,
   1992, June 26, 1993 and June 25, 1994..................................    51

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Gold Kist Inc.:

  We have audited the consolidated financial statements of Gold Kist Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, a partnership investment accounted for using the equity method of accounting, as described in Note 9(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 26, 1993 and June 25, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in notes 6 and 7(b) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 and its method of accounting for postretirement benefits other than pensions in 1992.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
September 2, 1994

                         REPORT OF INDEPENDENT AUDITORS

Partnership Committee
Golden Peanut Company

  We have audited the consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") as of June 30, 1994 and 1993, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended June 30, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company and Subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

  In 1994, the Partnership changed its method of accounting for postretirement benefits other than pensions.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
August 12, 1994

                                 GOLD KIST INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                     JUNE 26, 1993 JUNE 25, 1994
                                                     ------------- -------------
                          ASSETS
Current assets:
 Cash and cash equivalents.........................    $ 31,086        15,670
 Receivables, principally trade, including notes
  receivable of $32.1 million in 1993 and $42.8
  million in 1994, less allowance for doubtful ac-
  counts of $5,255 in 1993 and $5,369 in 1994......     133,771       160,714
 Inventories (note 2)..............................     174,504       198,467
 Other current assets..............................       3,365        14,758
                                                       --------       -------
  Total current assets.............................     342,726       389,609
Investments (note 9)...............................      75,318        72,105
Property, plant and equipment, net (note 3)........     204,481       204,783
Other assets.......................................      42,577        49,935
                                                       --------       -------
                                                       $665,102       716,432
                                                       ========       =======

                            LIABILITIES AND EQUITY

Current liabilities:
 Notes payable and current maturities of long-term
 debt (note 4):
  Short-term borrowings............................    $    --         12,798
  Subordinated loan certificates...................      26,386        25,079
  Current maturities of long-term debt.............      28,044        35,405
                                                       --------       -------
                                                         54,430        73,282
 Accounts payable..................................      94,236       117,926
 Accrued compensation and related expenses.........      23,078        26,431
 Patronage refund and other equity payable in cash.       8,526        14,588
 Interest left on deposit (note 4).................      13,392         9,340
 Other current liabilities.........................       8,435         8,195
                                                       --------       -------
  Total current liabilities........................     202,097       249,762
Long-term debt, excluding current maturities (note
 4)................................................     120,334       109,817
Accrued postretirement benefit costs (note 7(b))...      31,841        34,488
Other liabilities..................................         617           687
                                                       --------       -------
  Total liabilities................................     354,889       394,754
                                                       --------       -------
Minority interest..................................      24,593        25,016
Patrons' and other equity (note 5):
 Common stock, $1.00 par value--Authorized 500
  shares;
  issued and outstanding 79 in 1993 and 1994.......          79            79
 Revolving fund and cumulative preferred certifi-
  cates............................................      10,253           --
 Patronage reserves................................     204,148       213,798
 Retained earnings.................................      71,140        82,785
                                                       --------       -------
  Total patrons' and other equity..................     285,620       296,662
Commitments and contingent liabilities (notes 7 and
 8)................................................
                                                       --------       -------
                                                       $665,102       716,432
                                                       ========       =======

          See accompanying notes to consolidated financial statements.

                                 GOLD KIST INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                      YEARS ENDED
                                       -----------------------------------------
                                       JUNE 27, 1992 JUNE 26, 1993 JUNE 25, 1994
                                       ------------- ------------- -------------
Net sales volume.....................   $1,300,906     1,400,566     1,561,034
Cost of sales........................    1,210,961     1,249,509     1,385,239
                                        ----------     ---------     ---------
 Gross margins.......................       89,945       151,057       175,795
Distribution, administrative and gen-
 eral expenses.......................      103,681       111,519       121,417
                                        ----------     ---------     ---------
 Net operating margins (loss)........      (13,736)       39,538        54,378
                                        ----------     ---------     ---------
Other income (deductions):
 Interest income.....................       11,124         7,540         6,752
 Interest expense....................      (18,545)      (17,163)      (13,924)
 Equity in earnings (loss) of part-
  nership (note 9(b))................       11,404         4,659        (1,110)
 Miscellaneous, net..................        5,712         9,118         3,978
                                        ----------     ---------     ---------
                                             9,695         4,154        (4,304)
                                        ----------     ---------     ---------
 Margins (loss) before income taxes,
  minority interest and
  cumulative effect of accounting
  changes............................       (4,041)       43,692        50,074
Income tax expense (benefit)-(note
 6)..................................       (1,449)       14,187        14,861
                                        ----------     ---------     ---------
 Margins (loss) before minority in-
  terest and cumulative
  effect of accounting changes.......       (2,592)       29,505        35,213
Minority interest....................          949        (2,267)       (1,148)
                                        ----------     ---------     ---------
 Margins (loss) before cumulative ef-
  fect of accounting changes.........       (1,643)       27,238        34,065
Cumulative effect of changes in ac-
 counting:
 Income taxes (note 6)...............          --            --          5,339
 Postretirement benefits other than
  pensions (net of
  income tax benefit of $10,698)-
  (note 7(b))........................      (18,971)          --            --
                                        ----------     ---------     ---------
 Net margins (loss)..................   $  (20,614)       27,238        39,404
                                        ==========     =========     =========

          See accompanying notes to consolidated financial statements.

                                 GOLD KIST INC.

              CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY

       FOR THE YEARS ENDED JUNE 27, 1992, JUNE 26, 1993 AND JUNE 25, 1994

                             (AMOUNTS IN THOUSANDS)

                                                 REVOLVING
                                                  FUND AND
                                                 CUMULATIVE
                                         COMMON  PREFERRED   PATRONAGE RETAINED
                                TOTAL    STOCK  CERTIFICATES RESERVES  EARNINGS
                               --------  ------ ------------ --------- --------
June 29, 1991................. $296,940    86      11,107     210,489   75,258
 Net loss for 1992............  (20,614)  --          --          --   (20,614)
 Notified equity payable
  in cash.....................     (137)  --          --         (137)       -
 Redemptions and other
  changes.....................   (4,733)   (5)       (546)     (8,726)   4,544
                               --------   ---     -------     -------  -------
June 27, 1992.................  271,456    81      10,561     201,626   59,188
 Net margins for 1993.........   27,238   --          --       19,107    8,131
 Nonqualified patronage refund
  and other equity payable
  in cash.....................   (8,525)  --          --       (8,525)       -
 Redemptions and other
  changes.....................   (4,549)   (2)       (308)     (8,060)   3,821
                               --------   ---     -------     -------  -------
June 26, 1993.................  285,620    79      10,253     204,148   71,140
 Net margins for 1994.........   39,404   --          --       30,830    8,574
 Nonqualified patronage refund
  and other equity payable
  in cash.....................  (14,588)  --          --      (14,588)       -
 Redemptions and other
  changes.....................  (13,774)  --      (10,253)     (6,592)   3,071
                               --------   ---     -------     -------  -------
June 25, 1994................. $296,662    79         --      213,798   82,785
                               ========   ===     =======     =======  =======

          See accompanying notes to consolidated financial statements.

                                 GOLD KIST INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                        YEARS ENDED
                                                         -----------------------------------------
                                                         JUNE 27, 1992 JUNE 26, 1993 JUNE 25, 1994
                                                         ------------- ------------- -------------
Cash flows from operating activities:
 Net margins (loss).....................................   $(20,614)       27,238        39,404
 Non-cash items included in net margins (loss):
  Depreciation and amortization.........................     34,518        36,315        37,251
  Cumulative effect of changes in accounting principles.     18,971           --         (5,339)
  Gains on sales of assets..............................       (468)         (703)         (201)
  Equity in (earnings) loss of partnership..............    (11,404)       (4,659)        1,110
  Deferred income tax benefit...........................     (9,826)       (1,650)       (5,562)
  Other.................................................     (6,988)        2,943         3,208
 Changes in operating assets and liabilities:
  Receivables...........................................     (6,818)       (4,902)      (26,943)
  Inventories...........................................    (16,627)       (5,018)      (23,963)
  Other current assets..................................       (551)          546           152
  Income tax refund (deposit)...........................     20,953           --         (5,038)
  Accounts payable and accrued expenses.................      2,216        16,167        26,803
  Interest left on deposit..............................         26           532        (4,052)
                                                           --------       -------       -------
   Net cash provided by operating activities............      3,388        66,809        36,830
                                                           --------       -------       -------
Cash flows from investing activities:
 Acquisitions of investments............................     (3,024)         (212)         (762)
 Acquisitions of property, plant and equipment..........    (45,948)      (23,280)      (37,232)
 Proceeds from partnership earnings distribution........     22,695        11,404         1,770
 Proceeds from disposal of investments..................     12,021         1,795         1,279
 Proceeds from sales of loans...........................        --         20,084         5,040
 Other..................................................     (3,842)        1,498        (7,653)
                                                           --------       -------       -------
   Net cash provided by (used in) investing activities..    (18,098)       11,289       (37,558)
                                                           --------       -------       -------
Cash flows from financing activities:
 Short-term borrowings (repayments), net................     15,843       (48,675)       11,491
 Proceeds from long-term debt...........................     26,226        22,381        26,668
 Principal payments of long-term debt...................    (19,611)      (28,056)      (30,130)
 Patronage refunds and other equity paid in cash........     (8,821)       (4,812)      (22,717)
                                                           --------       -------       -------
   Net cash provided by (used in) financing activities..     13,637       (59,162)      (14,688)
                                                           --------       -------       -------
   Net change in cash and cash equivalents..............     (1,073)       18,936       (15,416)
Cash and cash equivalents at beginning of year..........     13,223        12,150        31,086
                                                           --------       -------       -------
Cash and cash equivalents at end of year................   $ 12,150        31,086        15,670
                                                           ========       =======       =======
Supplemental disclosure of cash flow data:
 Cash paid during the years for:
   Interest (net of amounts capitalized)................   $ 14,258        17,495        18,575
                                                           ========       =======       =======
   Income taxes.........................................   $  8,721        12,791        23,352
                                                           ========       =======       =======

          See accompanying notes to consolidated financial statements.

                                 GOLD KIST INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 27, 1992, JUNE 26, 1993 AND JUNE 25, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

  (a) Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (Gold Kist). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the presentation in the 1994 consolidated financial statements.

  (b) Cash and Cash Equivalents

  Gold Kist's policy is to invest cash in excess of operating requirements in highly liquid interest bearing debt instruments, which include commercial paper and reverse repurchase agreements. These investments are stated at cost which approximates market. For purposes of the consolidated statements of cash flows, Gold Kist considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  (c) Inventories

  Merchandise for sale includes feed, fertilizer, seed, pesticides, equipment and general farm supplies purchased or manufactured by Gold Kist for sale to agricultural producers and consumers. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market.

  Live poultry and hogs consist of broilers, market hogs and breeding stock. The broilers and market hogs are stated at the lower of average cost or market. The breeding stock is stated at average cost, less accumulated amortization.

  Raw materials and supplies consist of feed and fertilizer ingredients, uncleaned seed, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist hedges varying amounts of its feed ingredient purchases to minimize the risk of adverse price fluctuations. Futures contracts are accounted for as hedges and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as a part of product cost.

  Marketable products consist primarily of dressed and further processed poultry. These inventories are stated, principally, on the basis of selling prices, less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value).

  (d) Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Depreciation of plant and equipment is calculated by the straight-line method over the estimated useful lives of the respective assets.

                                 GOLD KIST INC.

  (e) Investments

  Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies are stated at cost. Investment in the marketable equity security is stated at the lower of cost or market (see note 9(a)).

  Gold Kist's investment in the Golden Peanut Company partnership is accounted for using the equity method (see note 9(b)). Other investments accounted for under the equity method are not significant.

  (f) Income Taxes

  Gold Kist operates as an agricultural cooperative not exempt from Federal income taxes. Aggregate margins not refunded in cash to members or allocated in the form of qualified written notices are subject to income taxes.

  The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of Subchapter T of the Internal Revenue Code). Gold Kist utilized nonqualified patronage refunds in 1993 and 1994, which are deductible for income tax purposes only to the extent paid or redeemed in cash.

  Effective June 27, 1993, Gold Kist adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" and reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations. SFAS 109 requires an asset and liability approach in accounting for income taxes and, therefore, required a change from the deferred method Gold Kist previously used. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

  (g) Fair Value of Financial Instruments

  Gold Kist's financial instruments include cash and cash equivalents, accounts receivables and payables, notes receivable and debt. Because of the short maturity of cash equivalents, accounts receivables and payables, and certain short-term debt which matures in less than one year, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 25, 1994 unless otherwise specified.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  (h) Fiscal Year

  Gold Kist employs a 52/53 week fiscal year. The consolidated financial statements for 1992, 1993 and 1994 reflect 52 weeks. Fiscal 1995 will be a 53 week year.

(2) INVENTORIES

  Inventories are summarized as follows:

                                                                  1993    1994
                                                                -------- -------
       Merchandise for sale.................................... $ 57,147  65,795
       Live poultry and hogs...................................   63,616  75,600
       Raw materials and supplies..............................   30,990  30,090
       Marketable products.....................................   22,751  26,982
                                                                -------- -------
                                                                $174,504 198,467
                                                                ======== =======

(3) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is summarized as follows:

                                                                  1993    1994
                                                                -------- -------
       Land and land improvements.............................. $ 28,228  29,757
       Buildings...............................................  151,647 159,065
       Machinery and equipment.................................  282,736 304,535
       Construction in progress................................    2,600   4,332
                                                                -------- -------
                                                                 465,211 497,689
       Less accumulated depreciation...........................  260,730 292,906
                                                                -------- -------
                                                                $204,481 204,783
                                                                ======== =======

  Gold Kist owns a 54% interest in its corporate headquarters building through its investment in GC Properties, a general partnership formed between Gold Kist and Cotton States Mutual Insurance Company solely for the purpose of acquiring the corporate headquarters building and related mortgage obligation. One director of Gold Kist is a director of the Cotton States Insurance Group.

  Gold Kist's indirect 54% interest in the aforementioned building and related accumulated depreciation, based on historical cost, is included in property, plant and equipment in the accompanying consolidated financial statements.

(4) NOTES PAYABLE AND LONG-TERM DEBT

  At June 25, 1994, Gold Kist had unused loan commitments of $37.4 million and additional uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $122.6 million. These short-term, unsecured borrowings bear interest at rates below prime.

  Subordinated loan certificates of $25.1 million at June 25, 1994 bore interest from 3.75% to 5.75% with terms of one year and were unsecured.

  Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates. Approximately $4.5 million of interest left on deposit was redeemed as a part of the redemption of the cumulative preferred certificates of interest during 1994 (see note 5).

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  Long-term debt is summarized as follows:

                                                                 1993    1994
                                                               -------- -------
Unsecured senior notes payable:
 9.375% interest notes, due in semi-annual installments of
  $5,500 with interest payable semiannually................... $ 44,000  33,000
 9.90% interest notes, due in semi-annual installments of
  $1,539 with interest payable semiannually...................   18,462  15,384
 9.35% interest note, due in a single installment in June 2001
  with interest payable quarterly.............................   20,000  20,000
Other long term debt:
 Revolving credit agreement with a commercial bank (weighted
  average rate of 5.0% at June 25, 1994)......................      --    7,000
 Subordinated capital certificates of interest with interest rates ranging from 4.50% to 16.50% and with fixed maturities ranging from two to fifteen years, unsecured (weighted
  average interest rate of 8.3% at June 26, 1993 and 7.7% at
  June 25, 1994)..............................................   52,837  58,387
 Tax exempt industrial revenue bonds with varying interest
  rates due in quarterly and annual installments through 2002,
  secured by property, plant and equipment....................    7,325   6,263
 Pro rata share of mortgage loan, at 8.47% interest, due in
  monthly installments to June 30, 2004, secured by a building
  (note 3)....................................................    2,832   2,673
 Other........................................................    2,922   2,515
                                                               -------- -------
                                                                148,378 145,222
 Less current maturities......................................   28,044  35,405
                                                               -------- -------
                                                               $120,334 109,817
                                                               ======== =======

  In June 1991, Gold Kist entered into a three-year concurrent interest rate exchange agreement on its 9.35% unsecured senior note for another party's interest obligations on an equivalent amount of principal at a floating rate. For the year ended June 25, 1994, the average interest rate was 5.35%. The exchange agreement expired in June 1994 and was not renewed.

  Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the unsecured senior notes payable at June 25, 1994 was approximately $71.7 million.

  The terms of debt agreements specify minimum working capital, net worth and current ratio. The debt agreements also place a limitation on equity distribution, cash patronage refunds and additional loans, advances or investments. The limitation provides for a carryover to 1995 of unused amounts, $37.2 million as of June 25, 1994, and is increased by 50% of Gold Kist's net margins (or minus 100% of a net loss) before any gains or losses on disposals of capital assets or equity in unremitted earnings of any affiliate. At June 25, 1994, Gold Kist was in compliance with the terms of the agreements.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  Annual required principal repayments on long-term debt for the five fiscal years subsequent to June 25, 1994 are as follows:

       Fiscal year:
        1995............................................................ $35,405
        1996............................................................  24,605
        1997............................................................  17,959
        1998............................................................   9,920
        1999............................................................  10,541
                                                                         =======

(5) PATRONS' AND OTHER EQUITY

  Gold Kist's Articles of Incorporation provide for a class of common stock and a class of preferred stock pursuant to the provisions of the Georgia Cooperative Marketing Act. Each member is allocated one share of common stock, $1.00 par value. The common shares are not marketable or transferable and no dividends will be declared on these common shares. No issuance of preferred stock has been authorized by Gold Kist.

  Revolving fund certificates and patronage reserves represent allocated undistributed member margins less taxes paid on nonqualified equity. Patronage reserves do not bear interest and are subordinated to all certificates outstanding and indebtedness of Gold Kist. Patronage reserves may be revolved and paid at the discretion of the Board of Directors.

  Revolving fund certificates and cumulative preferred capital certificates of interest with no fixed maturities are no longer issued and were redeemed in 1994. Interest on cumulative preferred capital certificates of interest and revolving fund certificates was charged against retained earnings. The interest rates on these certificates were 5% during 1992, 1993 and 1994.

  Retained earnings include the cumulative net margins (losses) resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries. Also included are amounts related to the early redemption of notified equity, representing the difference between the face value and the redemption amounts.

(6) INCOME TAXES

  As discussed in Note 1 (f), the Company adopted SFAS 109 as of June 27, 1993. The cumulative effect of this change in accounting for income taxes, which resulted in a tax benefit of $5.3 million, was determined as of June 27, 1993 and was reflected in the consolidated statement of operations for the year ended June 25, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

  The provisions for income tax expense (benefit), principally Federal, consist of the following:

                                                         1992     1993    1994
                                                        -------  ------  ------
Current expense........................................ $ 8,377  15,837  20,423
Deferred benefit.......................................  (9,826) (1,650) (5,562)
                                                        -------  ------  ------
                                                        $(1,449) 14,187  14,861
                                                        =======  ======  ======

  In addition, Gold Kist recognized a deferred income tax benefit of $10,698 in 1992 related to the cumulative effect of change in accounting for postretirement benefits other than pensions.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  The significant components of deferred income tax benefit from operations for the year ended June 25, 1994 are as follows:

Deferred tax benefit (exclusive of the effect of the other components below)...............................................................  $(5,439)
Adjustments to deferred tax assets and liabilities for enacted changes
 in tax rates.........................................................     (328)
Increase in beginning-of-year balance of the valuation allowance for
 deferred tax assets..................................................      205
                                                                        -------
                                                                        $(5,562)
                                                                        =======

  Gold Kist's combined federal and state effective tax rates from operations for 1992, 1993 and 1994 were 36%, 32% and 30%, respectively. A reconciliation of income tax expense (benefit) from operations computed by applying the Federal corporate income tax rate of 34% in 1992 and 1993 and 35% in 1994 to margins (loss) before income taxes, minority interest and cumulative effect of accounting changes for the applicable year follows:

                                                       1992     1993    1994
                                                      -------  ------  ------
Computed expected income tax expense (benefit)....... $(1,374) 14,855  17,526
Increase (decrease) in income tax expense (benefit)
 resulting from:
 Cash portion of nonqualified patronage refund.......     --   (1,183) (1,420)
 Effect of state income taxes, net of Federal bene-
  fit................................................     573   1,428   1,050
 Nonqualified equity redemptions.....................    (616)   (575)   (525)
 Other, net..........................................     (32)   (338) (1,770)
                                                      -------  ------  ------
                                                      $(1,449) 14,187  14,861
                                                      =======  ======  ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 25, 1994 are as follows:

                                                                       1994
                                                                      -------
       Deferred tax assets:
        Postretirement benefits expense...........................    $13,478
        Insurance accruals........................................      8,839
        Bad debt reserves.........................................      2,386
        State tax operating loss carryforwards....................      1,913
        Other.....................................................      1,804
                                                                      -------
         Total gross deferred tax assets..........................     28,420
        Less valuation allowance..................................     (1,913)
                                                                      -------
         Net deferred tax assets..................................     26,507
                                                                      -------
       Deferred tax liabilities:
        Accelerated depreciation..................................     (2,986)
        Deferred compensation.....................................     (4,103)
                                                                      -------
         Total deferred tax liabilities...........................     (7,089)
                                                                      -------
         Net deferred tax assets..................................    $19,418
                                                                      =======

The valuation allowance for deferred tax assets as of June 27, 1993 was $1,708. The net change in the total valuation allowance for the year ended June 25, 1994 was an increase of $205.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

  Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes. The sources of deferred income taxes and their tax effects are as follows:

                                                                 1992     1993
                                                                -------  ------
       Depreciation expense.................................... $  (527) (1,433)
       Deferred compensation expense...........................   1,016     167
       Insurance accruals......................................  (1,751) (1,839)
       Equity in partnerships..................................  (7,821)    133
       Other, net..............................................    (743)  1,322
                                                                -------  ------
                                                                $(9,826) (1,650)
                                                                =======  ======

  During 1993, the Internal Revenue Service (IRS) concluded its examination of Gold Kist's 1987 through 1989 Federal income tax returns and issued a notice of deficiency. In April 1994, the remaining issue, whether Gold Kist must recognize taxable income related to the redemption of its qualified notified equity at less than face amount, was litigated before the United States Tax Court. A decision is not expected before fall 1995. The amount at issue, including interest through June 25, 1994, was approximately $2.7 million. In the event an additional assessment is made for the aforementioned issue for the 1990 through 1994 Federal income tax returns, this amount including interest through June 25, 1994 would approximate $4.8 million.

(7) EMPLOYEE BENEFITS

  (a) Pension Plans

  Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees and directors and an affiliate's employees (participants). The plan covering the salaried participants provides pension benefits that are based on the employees' compensation during the years before retirement or other termination of employment. The plan covering the hourly participants provides pension benefits that are based on years of service. Gold Kist's funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and United States Government and Agency obligations.

  Net periodic pension income (expense) for 1992, 1993 and 1994 included the following components:

                                                         1992     1993    1994
                                                        -------  ------  ------
Service cost--benefits earned during the year.......... $(2,592) (3,422) (3,720)
Interest cost on projected benefit obligations.........  (5,585) (6,247) (6,479)
Actual return on plan assets...........................  14,020  11,116   3,236
Net amortization and deferral..........................  (4,731) (1,827)  5,989
                                                        -------  ------  ------
 Net periodic pension income (expense)................. $ 1,112    (380)   (974)
                                                        =======  ======  ======

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  The following table sets forth the plans' funded status, amounts recognized in the consolidated balance sheets at June 26, 1993 and June 25, 1994 and economic assumptions:

                                                                1993     1994
                                                              --------  -------
Actuarial present value of benefit obligations:
 Vested participants........................................  $ 66,636   69,662
 Nonvested..................................................     5,542    5,416
                                                              --------  -------
  Total accumulated benefit obligations.....................  $ 72,178   75,078
                                                              ========  =======
Projected benefit obligations for services rendered to date.  $ 91,116   88,083
                                                              ========  =======
Plan assets for benefits:
 Plan assets at fair value..................................  $111,373  109,874
 Prepaid pension cost included in other assets in consoli-
  dated balance sheets......................................   (15,900) (15,195)
                                                              --------  -------
  Net plan assets...........................................  $ 95,473   94,679
                                                              ========  =======
Plan assets in excess of projected benefit obligations......  $  4,357    6,596
                                                              ========  =======
Consisting of:
 Unrecognized net asset existing at the date of adoption....  $ 12,194   10,972
 Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions........      (428)    (351)
 Prior service cost not yet recognized in net periodic pen-
  sion cost.................................................    (7,409)  (4,025)
                                                              --------  -------
                                                              $  4,357    6,596
                                                              ========  =======
Economic assumptions:
 Weighted-average discount rate.............................     8.00%    8.25%
 Weighted-average expected long-term rate of return on plan
  assets....................................................     8.75%    9.00%
 Weighted-average rate of compensation increase.............     6.00%    6.00%

  The unrecognized net asset existing at the date of adoption of Statement of Financial Accounting Standards No. 87 is being amortized over the remaining service lives of the participants.

  (b) Other Postretirement Benefits

  In addition to providing pension benefits, Gold Kist provides health and life insurance benefits for retired employees. Effective June 30, 1991, Gold Kist adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Gold Kist previously expensed the cost of these benefits, which are principally health care, as claims were incurred. Gold Kist elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effects as of June 30, 1991 of adopting SFAS No. 106 were an increase in accrued postretirement benefit costs of $29.7 million and an increase in the 1992 net loss of $19.0 million. The effects of adopting SFAS No. 106 during 1992 increased the loss before cumulative effect of change in accounting principle by $1.5 million.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  Gold Kist provides health care and death benefits to substantially all retired employees, covered dependents and their beneficiaries. Generally, employees who have attained age 55 and who have 10 years of service are eligible for these benefits. In addition, employees with less than 10 years of service who retired before July 1, 1992 are eligible for these benefits. The health care and death benefit plans are contributory and coverages increase with increased years of service.

  Postretirement health and death benefit expense for 1992, 1993 and 1994 included the following components:

                                                               1992  1993  1994
                                                              ------ ----- -----
Service cost--benefits earned during the year................ $1,100 1,293 1,728
Interest cost................................................  2,600 2,305 2,530
                                                              ------ ----- -----
                                                              $3,700 3,598 4,258
                                                              ====== ===== =====

  Gold Kist's postretirement benefit plans are not funded. The status of the plans at June 26, 1993 and June 25, 1994 was as follows:

                                                                 1993    1994
                                                                ------- ------
Actuarial present value of accumulated postretirement benefit obligation:
 Retirees...................................................... $11,008 12,896
 Fully eligible active plan participants.......................   6,186  6,956
 Other active plan participants................................  14,737 13,029
                                                                ------- ------
                                                                 31,931 32,881
 Unrecognized net gain from experience differences.............   1,802  3,207
                                                                ------- ------
                                                                $33,733 36,088
                                                                ======= ======

  The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 26, 1993 was 13%, declining ratably to 5.5% by the year 2002 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 25, 1994 was 11%, declining ratably to 5.5% by the year 2003 and remaining at that level thereafter. The discount rates used to determine the accumulated postretirement benefit obligation were 8.00% and 8.25% at June 26, 1993 and June 25, 1994, respectively. A 1% increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation for health care benefits at June 25, 1994 by approximately 14% and net postretirement health care cost by 16%.

  (c) Incentive Compensation

  Gold Kist has a bonus plan which provides incentive compensation to approximately 420 management level employees. Bonuses are based on a percentage of defined segment margins before income taxes and bonuses. An individual's bonus is determined based upon degree of responsibility and performance. The amounts charged to expense were $1.1 million, $5.4 million and $6.5 million in 1992, 1993 and 1994, respectively.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

(8) CONTINGENT LIABILITIES AND COMMITMENTS

  In January 1993, three Alabama member patrons of Gold Kist filed lawsuits in the nature of derivative actions against Gold Kist and Golden Poultry Company, Inc., a majority-owned subsidiary of Gold Kist, and certain directors, officers and employees of the companies. The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by creating Golden Poultry Company, Inc. and Carolina Golden Products Company (Golden Poultry), by permitting their continued operations and by selling shares of Golden Poultry's common stock to certain officers, directors and employees. Among the remedies requested are the transfer of Golden Poultry's operations to Gold Kist, as well as unspecified actual and punitive damages. In March 1994, the court certified the litigation as a class action. In July 1994, the court dismissed the employees as defendants in the applicable lawsuit. Gold Kist intends to defend the litigation vigorously.

  Gold Kist is a defendant in various legal and administrative proceedings seeking alleged actual and punitive damages and specific performance to correct certain alleged problems. Gold Kist management is of the opinion that the ultimate resolution of these matters will not have a material adverse impact on Gold Kist's financial position.

  Gold Kist received proceeds of $20.0 million and $5.0 million during 1993 and 1994, respectively, for collateralized loans sold with recourse to an insurance company, of which $21.5 million was outstanding at June 25, 1994. No gain or loss was recognized on the sale of these loans. A $207 thousand allowance has been recognized in the accompanying consolidated financial statements for potential losses that may occur. As of June 25, 1994, there have been no credit losses related to the loans guaranteed under this agreement.

  Gold Kist is a guarantor of amounts outstanding under a $55.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At June 25, 1994, the amounts outstanding under this facility were $24.1 million.

(9) INVESTMENTS

  (a) Marketable Equity Security

  At June 26, 1993 and June 25, 1994, investments include a noncurrent marketable equity security with a cost of $21.5 million. The market value of the equity security was $40.6 million and $42.0 million at June 26, 1993 and June 25, 1994, respectively. Gains realized on sales and dividends totaled $1.6 million, $169 thousand and $170 thousand and are included in miscellaneous, net for the years ended June 27, 1992, June 26, 1993 and June 25, 1994, respectively.

  (b) Golden Peanut Company

  Gold Kist has a 33 1/3% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership amounted to $23.0 million and $20.1 million at June 26, 1993 and June 25, 1994, respectively. The partnership has a $450.0 million commercial paper facility of which $215.0 million was outstanding at June 30, 1994.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  Summarized financial information of Golden Peanut Company is shown below:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  1993    1994
                                                                -------- -------
       Current assets.......................................... $280,921 258,195
       Property, plant and equipment, net......................   32,590  33,465
                                                                -------- -------
         Total assets.......................................... $313,511 291,660
                                                                ======== =======
       Current liabilities..................................... $244,455 226,871
       Accrued postretirement benefit costs....................      --    4,477
       Partners' equity........................................   69,056  60,312
                                                                -------- -------
         Total liabilities and partners' equity................ $313,511 291,660
                                                                ======== =======

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         1992    1993    1994
                                                       -------- ------- -------
       Net sales and other operating income........... $461,088 486,868 456,937
       Costs and expenses.............................  429,738 472,812 460,291
                                                       -------- ------- -------
         Net income (loss)............................ $ 31,350  14,056  (3,354)
                                                       ======== ======= =======

  Golden Peanut Company's 1994 net loss includes a $3.9 million charge resulting from the adoption of SFAS 106. Gold Kist has included its proportionate share of Golden Peanut Company's adoption of SFAS 106 in equity in earnings (loss) of partnership in the accompanying 1994 consolidated statement of operations since the amount is not significant.

  In 1992, 1993 and 1994, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. In addition, Gold Kist received procurement commissions and royalties of $1.6 million, $2.2 million and $2.0 million in 1992, 1993 and 1994, respectively.

(10) MAJOR BUSINESS SEGMENTS

  Gold Kist is an agricultural cooperative, with operations located primarily in the southeastern United States, engaged in marketing products and purchasing supplies and equipment for its patrons. Gold Kist also operates non-cooperative businesses engaged in broiler operations, farm and home retailing, and crop and equipment financing. Gold Kist's operations are classified into industry segments as follows:

  The Poultry segment includes cooperative integrated broiler production, processing and marketing operations, as well as subsidiary broiler operations. This segment has decentralized broiler, pork production and cornish game hen facilities.

  The Agri-Services segment purchases or manufactures feed, seed, fertilizers, agricultural chemicals, animal health products, and other farm supply and equipment items for sale. These products are primarily sold through Gold Kist owned retail outlets and independent dealers.

                                 GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)

  The following table presents certain financial information as to industry segments:

                                               AGRI-   INTERSEGMENT
                                   POULTRY    SERVICES ELIMINATIONS  CONSOLIDATED
                                  ----------  -------- ------------  ------------
YEAR ENDED JUNE 27, 1992
- - ------------------------
Net sales volume................  $  963,064  337,842        --       1,300,906
                                  ==========  =======    =======      =========
Net margins (losses) from opera-
 tions..........................  $   (8,058)     253        --          (7,805)
                                  ==========  =======    =======
General corporate expenses......                                         (5,931)
Other income, net...............                                          9,695
                                                                      ---------
Loss before income taxes,
 minority interest and
 cumulative effect of accounting
 change.........................                                      $  (4,041)
                                                                      =========
Depreciation and amortization
 expense........................  $   28,689    5,054        775(c)      34,518
                                  ==========  =======    =======      =========
Capital expenditures............  $   39,980    5,304        664(c)      45,948
                                  ==========  =======    =======      =========
Identifiable assets at June 27,
 1992...........................  $  353,034  208,663    115,001(c)     676,698
                                  ==========  =======    =======      =========
YEAR ENDED JUNE 26, 1993
- - ------------------------
Net sales volume................  $1,077,928  322,638        --       1,400,566
                                  ==========  =======    =======      =========
Net margins from operations.....  $   43,269    1,876        --          45,145
                                  ==========  =======    =======
General corporate expenses......                                         (5,607)
Other income, net...............                                          4,154
                                                                      ---------
Margins before income taxes and
 minority interest..............                                      $  43,692
                                                                      =========
Depreciation and amortization
 expense........................  $   30,566    4,911        838(c)      36,315
                                  ==========  =======    =======      =========
Capital expenditures............  $   17,475    5,530        275(c)      23,280
                                  ==========  =======    =======      =========
Identifiable assets at June 26,
 1993...........................  $  352,562  202,219    110,321(c)     665,102
                                  ==========  =======    =======      =========
YEAR ENDED JUNE 25, 1994
- - ------------------------
Net sales volume................  $1,183,729  377,305        --       1,561,034
                                  ==========  =======    =======      =========
Net margins from operations.....  $   52,177    8,471        --          60,648
                                  ==========  =======    =======
General corporate expenses......                                         (6,270)
Other deductions, net...........                                         (4,304)
                                                                      ---------
Margins before income taxes,
 minority interest and
 cumulative effect of accounting
 change.........................                                      $  50,074
                                                                      =========
Depreciation and amortization
 expense........................  $   31,234    5,134        883(c)      37,251
                                  ==========  =======    =======      =========
Capital expenditures............  $   32,655    3,772        805(c)      37,232
                                  ==========  =======    =======      =========
Identifiable assets at June 25,
 1994...........................  $  375,389  218,111    122,932(c)     716,432
                                  ==========  =======    =======      =========

- - --------
(a) Net sales volume includes export sales amounting to $29,779, $27,511 and $37,731 in 1992, 1993 and 1994, respectively, which have no significant geographical concentration.
(b) Intersegment sales are generally priced at competitive market prices.
(c) Amounts relate to unallocated corporate assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.


                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.

    The Directors of Gold Kist are:

                                                                     Years
                                                           Term    Served as
Name                    Age            Office             Expires  Director
- - ----                    ---            ------             -------  ---------
                        (as of
                        8/30/94)

W. P. Smith, Jr.*       65        Chairman of the           1995     21
                                  Board &
                                  Director (District 1)

Charles C. Williams     71        Director (District 2)     1995     32

Fred K. Norris, Jr.*    66        Director (District 3)     1994     17

James E. Brady, Jr.     59        Director (District 4)     1996     10

W. Kenneth Whitehead    50        Director (District 5)     1996      1

Dan Smalley*            45        Director (District 6)     1996      9

A. Jack Nally           51        Director (District 7)     1994      3

M. Michael Davis        43        Director (District 8)     1994      3 months

Phil Ogletree, Jr.      61        Director (District 9)     1995     17

- - ------------------

*   Member of Board of Directors Executive Committee.

    The Directors of Gold Kist are elected on a district representation basis. The districts are redrawn from time to time by the Board of Directors, under provisions of the By-Laws of Gold Kist, to provide for equitable representation of members in the territory served by Gold Kist. During the past five years, each of the Directors has owned and managed substantial farming operations, producing such agricultural products as peanuts, cotton, soybeans, corn, other grains, peaches, vegetable crops, cattle, poultry and dairy products. While the size of products produced on, and personnel employed at, each of the Director's farms varies, each Director's business activities have been related primarily to small agribusiness enterprises. Mr. Williams is also a director of Cotton States Life and Health Insurance Company and of Cotton States Mutual Insurance Company. There are no family relationships among any of the Directors and executive officers.

The Executive Officers of Gold Kist are:

                                                           Years    Years
                                                           Served   Served
                                                           In that  with
Name                     Age    Office                     Office   Gold Kist
- - ----                     ---    ------                     ------   ---------
                                (as of
                                8/30/94)
Harold O. Chitwood        64    Chief Executive Officer,      3     37
                                and Chairman of the
                                Management Executive
                                Committee
G. O. Coan*               58    President and Chief           3     35
                                Operating Officer
J. K. Hogan               60    Vice President,              11     42
                                Administration
Kenneth N. Whitmire       56    Group Vice President,         6     33
                                Poultry Group
Jack L. Lawing            56    General Counsel, Vice        18     18
                                President and Secretary
Peter J. Gibbons          57    Vice President, Finance      15     18
Paul G. Brower            55    Vice President,              15     15
                                Communications
W. A. Epperson            58    Vice President,              15     19
                                Human Resources
Jerry L. Stewart          54    Vice President -             13     31
                                Marketing, Poultry Group
John K. McLaughlin        56    Vice President, Pet Food     10     10
                                and Animal Products Division
Allen C. Merritt          48    Vice President,              11     22
                                Fertilizer
                                and Chemical Division
Stanley C. Rogers         48    Vice President,               4     16
                                AgriServices Division
Michael F. Thrailkill     46    Vice President,               2     21
                                Information Services
Stephen O. West           48    Treasurer                    11     14
W. F. Pohl, Jr.           44    Controller                   12     18
- - --------------

*   Member of Management Executive Committee

    The officers serve for terms of one year and until their successors are elected by the Board of Directors.

    During the past five years the principal occupation of each of the above named executive officers has been as an officer or employee of Gold Kist, except for Mr. G. O. Coan.

    Mr. G. O. Coan, who was elected to his present position with Gold Kist in October 1991, formerly served as Executive Vice President of Gold Kist from October 1990 until election to his current position. He was President of Golden Peanut Company from December 1986 until October 1990. He previously served as Executive Vice President, Agri-Services/Marketing Group, for Gold Kist Inc.

Item 11.  Executive Compensation.

    Summary Compensation Table.  The following table sets forth information
    ---------------------------
concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                                          Annual compensation
                                                          --------------------
        Other
                                                                               annual         All other
                                  Fiscal                                      compensa-       compensa-
                                   year         Salary           Bonus          tion(1)         tion
                                  ended           ($)             ($)             ($)          ($)(2)
- - ----------------------------------------------------------------------------------------------------------
Harold O. Chitwood            June 25, 1994    $388,483         $310,000           -           $4,722
 Chief Executive Officer      June 26, 1993     357,150          275,000           -              932
 and Chairman of the          June 27, 1992     303,261          189,000           -            5,042
 Management Executive
 Committee

Gaylord O. Coan               June 25, 1994    $297,293         $270,000           -           $4,820
 President and Chief          June 26, 1993     266,500          239,300           -              865
 Operating Officer            June 27, 1992     244,176          164,500           -            4,889

Kenneth N. Whitmire           June 25, 1994    $170,558         $230,000           -           $4,264
 Group Vice President,        June 26, 1993     162,000          210,600           -              810
 Poultry Group                June 27, 1992     159,615          127,000           -            3,993

Jerry L. Stewart              June 25, 1994    $147,904         $150,000           -           $3,698
 Vice President Marketing,    June 26, 1993     140,500          137,900           -              702
 Poultry Group                June 27, 1992     138,173           84,000           -            3,451

J. K. Hogan                   June 25, 1994    $161,077         $116,000           -           $4,027
 Vice President,              June 26, 1993     153,000          103,400           -              764
 Administration               June 27, 1992     149,884           71,500           -            3,742

- - -------------------------------
(1) In accordance with the transitional provisions applicable to the revised rules on executive officer and director compensation disclosure adopted by the Securities and Exchange Commission, amounts of "Other Annual Compensation" are excluded for the Company's fiscal year ended June 27, 1992. For the fiscal years ended June 25, 1994 and June 26, 1993, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.

(2) The amounts set forth include amounts that were contributed by the Association for the indicated fiscal years on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K) plan).

Retirement Plans.  Gold Kist maintains two noncontributory retirement plans, one
- - -----------------
for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1993, the Association made a contribution of $1,066,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1993. Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

                     Estimated Annual Benefits For Years of Service Indicated
                     --------------------------------------------------------

Remuneration        10 Years           15 Years      20 Years      25 Years     30 Years or More
- - --------------      --------           --------      --------      --------     ----------------
$100,000            $ 15,000           $ 22,500      $ 30,000      $ 37,500        $ 45,000
$150,000              22,500             33,750        45,000        56,250          67,500
$200,000              30,000             45,000        60,000        75,000          90,000
$250,000              37,500             56,250        75,000        93,750         112,500
$350,000              52,500             78,750       105,000       124,535  *      125,682    *
$500,000              75,000            112,500       123,388  *    124,535  *      125,682    *
$750,000             112,500            122,241  *    123,388  *    124,535  *      125,682    *
$850,000             121,094  *         121,241  *    123,388  *    125,535  *      125,682    *

Notes:
- - ------

* For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

    The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1993, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Chitwood
(30); Mr. Coan (30); Mr. Hogan (30); Mr. Whitmire (30); and Mr. Stewart (30).

     A Supplemental Executive Retirement Plan has been adopted by the Association whereby Gold Kist makes supplemental payments to certain employees under a non-qualified deferred compensation plan to make up for any reduction in such employees' retirement income under the Gold Kist salary retirement plan resulting from restrictions placed on qualified retirement plans under Section 415 of the Internal Revenue Code of 1986, as amended. Such restrictions limit the amount of benefits payable in qualified retirement plans with respect to the percentage of final pay to which such employees would be otherwise entitled upon retirement. All vested amounts accrued under the Plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. The following table shows the estimated annual benefits payable upon retirement at normal retirement age (65) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits and without restriction imposed by the Internal Revenue Code. The amounts shown in the table would be reduced by the amounts payable pursuant to the Gold Kist Retirement Plan for Salaried Employees.

                    Estimated Annual Benefits For Years of Service Indicated
                    --------------------------------------------------------

Remuneration    10 Years  15 Years  20 Years  25 Years  30 Years or More
- - --------------  --------  --------  --------  --------  ----------------
$100,000        $ 15,000  $ 22,500  $ 30,000  $ 37,500       $ 45,000
$150,000          22,500    33,750    45,000    56,250         67,500
$200,000          30,000    45,000    60,000    75,000         90,000
$250,000          37,500    56,250    75,000    93,750        112,500
$350,000          52,500    78,750   105,000   131,250        157,500
$500,000          75,000   112,500   150,000   187,500        225,000
$750,000         112,500   168,750   225,000   281,250        337,500
$850,000         127,500   191,250   255,000   318,750        382,500

     Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Retirement Plan for Salaried Employees.

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 25, 1994: Mr. Chitwood - $211,808; Mr. Coan - $171,228; Mr. Hogan - $125,037; and Mr. Whitmire - $120,030.

     Change in Control Plans.  Under the Gold Kist officers contingency plan,
     ------------------------
the Association has entered into identical change in control agreements with each officer, including the five executive officers named in the cash compensation table. Each change in control agreement provides that following a change in the control of the Association (as defined in the agreements), if the officer's employment with the Association terminates within two years after the change in control (but prior to the officer's reaching age 65), the officer will be entitled to receive a severance payment calculated by determining the "Base Severance Amount" as follows:

   (1) if the officer is age 60 or younger at the time of termination of his employment, the amount equal to the officer's compensation paid by the Association for the five full calendar years ending before the date of the change in control, or

   (2) if the officer is older than age 60 at the time of his termination of employment, the amount equal to the officer's average annual compensation paid by the Association for the lesser of five full calendar years or the full calendar years of service with the Association ending before the change in control, multiplied by the number of years and fractions thereof remaining until the officer's 65th birthday.

The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 25, 1994, no contingencies have occurred which would require the implementation of the provisions of the changes in control plans, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

   Director Compensation.  The By-Laws of Gold Kist provide that the Directors
   ----------------------
shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently the Directors receive no compensation other than an annual retainer paid at the rate of $14,000 per year, with the Chairman receiving $15,500. Directors and Directors Emeriti receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The Directors and Officers of Gold Kist, as a group, do not have any beneficial ownership of 5% Cumulative Preferred Capital Certificates of Interest as of July 31, 1994. These certificates, which have no fixed maturity dates, are classified as equity on Gold Kist's consolidated balance sheets. See Note 5 of Notes to Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 25, 1994, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and Properties) -- Patronage Refunds.

                                    PART IV
                                    -------


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


            (a)1. Index to Consolidated Financial Statements
                  ------------------------------------------

                  Consolidated Financial Statements:

                    Independent Auditors' Reports

                    Consolidated Balance Sheets--June 26, 1993 and
                    June 25, 1994

                    Consolidated Statements of Operations--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                    Consolidated Statements of Patrons' and Other
                    Equity-Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                    Consolidated Statements of Cash Flows--Years ended June 27, 1992, June 26, 1993 and June 25, 1994

                    Notes to Consolidated Financial Statements

            (a)2. Financial Statement Schedules:
                  ------------------------------

                  Financial Statement Schedules:

                  I.  Investments--As of June 26, 1993 and June 25, 1994

                  V. Property, Plant and Equipment--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                 VI. Accumulated Depreciation of Property, Plant and Equipment--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

               VIII. Valuation Reserves--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                 IX. Short-Term Borrowings--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                  X. Supplementary Income Statement Information--Years Ended June 27, 1992, June 26, 1993 and June 25, 1994

                                 GOLD KIST INC.
                            SCHEDULE I - INVESTMENTS

     Column A                      Column B    Column C      Column D         Column E
     ---------                     ---------  ----------  --------------  -----------------
                                                           Market Value    Amount at Which
                                   Number of              of Each Issue     Each Issue is
                                   Shares or   Cost of      at Balance     Carried in the
Name of Issuer                       Units    Each Issue  Sheet Date (A)  Balance Sheet (B)
- - --------------                     ---------  ----------  --------------  -----------------
                                               (dollar amounts in thousands)

June 26, 1993
- - -------------

CF Industries, Inc.:
   Preferred, $100 par value         154,390     $15,439               -             15,439
   Common, $1,000 par value                1           1               -                  1
                                                 -------                            -------
      Total                                       15,440                             15,440
                                                 -------                            -------
Archer Daniels Midland Company:
   Common Stock                    1,709,470      21,473          40,600             21,473
Golden Peanut Company (B)                         22,992               -             22,992
Other Investments                                 15,413               -             15,413
                                                 -------                            -------
      Total                                      $75,318                             75,318
                                                 =======                            =======

June 25, 1994
- - -------------

CF Industries, Inc.:
   Preferred, $100 par value         154,390     $15,439               -             15,439
   Common, $1,000 par value                            1               -                  1
                                                 -------                            -------
      Total                                       15,440                             15,440
                                                 -------                            -------
Archer Daniels Midland Company:
   Common Stock                    1,794,942      21,473          41,957             21,473
Golden Peanut Company (B)                         20,112               -             20,112
Other Investments                                 15,080               -             15,080
                                                 -------                            -------
      Total                                      $72,105                             72,105
                                                 =======                            =======

(A) Investments other than the common stock of Archer Daniels Midland Company are not readily marketable. See Note 1(e) of Notes to Consolidated Financial Statements as to valuation methods.
(B) See Note 9(b) of Notes to Consolidated Financial Statements.

                                GOLD KIST INC.
                  Schedule V - Property, Plant, and Equipment

           COLUMN A                  COLUMN B    COLUMN C     COLUMN D      COLUMN E    COLUMN F
           --------                 ----------  ----------  ------------  ------------  ---------
                                    Balance at                               Other       Balance
                                    Beginning   Additions                   Changes      At End
          Description               Of Period    At Cost    Retirements   Add (Deduct)  Of Period
          -----------               ----------  ----------  ------------  ------------  ---------
                                                       (amounts in thousands)

Year Ended June 27, 1992:
  Land                                $ 10,615      1,212           (93)            -      11,734
  Land Improvements                     13,847      1,924          (126)            -      15,645
  Buildings                            132,519     15,153        (1,064)            -     146,608
  Machinery and Equipment              209,540     42,768        (4,924)            -     247,384
  Office Furniture and Equipment        11,011      1,135          (637)            -      11,509
  Automotive Equipment                  13,562        679        (1,105)            -      13,136
  Leasehold Improvements                 1,196         25           (37)            -       1,184
  Construction in Progress              20,220    (16,948)            -             -       3,272
                                      --------   --------      --------      --------    --------
     Total                            $412,510     45,948        (7,986)            -     450,472
                                      ========   ========      ========      ========    ========
Year Ended June 26, 1993:
  Land                                $ 11,734        254          (158)          109      11,939
  Land Improvements                     15,645        825          (181)            -      16,289
  Buildings                            146,608      7,544        (2,595)           90     151,647
  Machinery and Equipment              247,384     13,742        (3,919)            -     257,207
  Office Furniture and Equipment        11,509      1,106          (703)            -      11,912
  Automotive Equipment                  13,136        481        (1,177)            -      12,440
  Leasehold Improvements                 1,184          -            (7)            -       1,177
  Construction in Progress               3,272       (672)            -             -       2,600
                                      --------   --------      --------      --------    --------
     Total                            $450,472     23,280        (8,740)          199     465,211
                                      ========   ========      ========      ========    ========

                                GOLD KIST INC.
                            Schedule V, Continued
                        Property, Plant, and Equipment


           COLUMN A                  COLUMN B    COLUMN C     COLUMN D      COLUMN E    COLUMN F
           --------                 ----------  ----------  ------------  ------------  ---------
                                    Balance at                               Other       Balance
                                    Beginning   Additions                   Changes      At End
          Description               Of Period    At Cost    Retirements   Add (Deduct)  Of Period
          -----------               ----------  ----------  ------------  ------------  ---------
                                                       (amounts in thousands)
Year Ended June 25, 1994:
  Land                                $ 11,939        481           (71)            -      12,349
  Land Improvements                     16,289      1,132           (13)            -      17,408
  Buildings                            151,647      7,600          (400)          218     159,065
  Machinery and Equipment              257,207     24,614        (2,907)            -     278,914
  Office Furniture and Equipment        11,912        858          (118)            -      12,652
  Automotive Equipment                  12,440        806        (1,463)            -      11,783
  Leasehold Improvements                 1,177          9             -             -       1,186
  Construction in Progress               2,600      1,732             -             -       4,332
                                      --------   --------      --------      --------    --------
     Total                            $465,211     37,232        (4,972)          218     497,689
                                      ========   ========      ========      ========    ========

- - --------------------------

  See Note 1(d) of Notes to Consolidated Financial Statements for information as to depreciation methods used during the periods. Estimated useful lives generally are as follows:

               Land Improvements    5 - 20 Years     Office Furniture and Equipment    3 - 10 Years
               Buildings           10 - 40 Years     Automotive Equipment              3 - 10 Years
                                                     Machinery and Equipment           3 - 10 Years

                                GOLD KIST INC.
   Schedule VI - Accumulated Depreciation of Property, Plant, and Equipment


            COLUMN A                 COLUMN B    COLUMN C     COLUMN D      COLUMN E     COLUMN F
            --------                ----------  ----------  ------------  ------------  ---------
                                    Balance at                              Other       Balance
                                    Beginning                              Changes      At End
           Description              Of Period   Additions   Retirements   Add (Deduct)  Of Period
           -----------              ----------  ----------  ------------  ------------  ---------
                                                       (amounts in thousands)

Year Ended June 27, 1992:
  Land Improvements                   $  6,455        996           (97)            -       7,354
  Buildings                             48,844      5,821          (889)            -      53,776
  Machinery and Equipment              127,751     25,574        (4,276)            -     149,049
  Office Furniture and Equipment         8,133        950          (560)            -       8,523
  Automotive Equipment                  12,141        687        (1,072)            -      11,756
  Leasehold Improvements                   830         53           (13)            -         870
                                      --------   --------      --------      --------    --------
     Total                            $204,154     34,081        (6,907)            -     231,328
                                      ========   ========      ========      ========    ========

Year Ended June 26, 1993:
  Land Improvements                   $  7,354      1,079          (110)            -       8,323
  Buildings                             53,776      6,170        (1,055)            -      58,891
  Machinery and Equipment              149,049     26,920        (3,538)            -     172,431
  Office Furniture and Equipment         8,523        931          (508)            -       8,946
  Automotive Equipment                  11,756        635        (1,167)            -      11,224
  Leasehold Improvements                   870         53            (8)            -         915
                                      --------   --------      --------      --------    --------
     Total                            $231,328     35,788        (6,386)            -     260,730
                                      ========   ========      ========      ========    ========

Year Ended June 25, 1994:
  Land Improvements                   $  8,323      1,190           (13)            -       9,500
  Buildings                             58,891      6,249          (261)            -      64,879
  Machinery and Equipment              172,431     27,669        (2,720)            -     197,380
  Office Furniture and Equipment         8,946        946          (104)            -       9,788
  Automotive Equipment                  11,224        612        (1,445)            -      10,391
  Leasehold Improvements                   915         53             -             -         968
                                      --------   --------      --------      --------    --------
     Total                            $260,730     36,719        (4,543)            -     292,906
                                      ========   ========      ========      ========    ========

                                GOLD KIST INC.

                      Schedule VIII - Valuation Reserves



          COLUMN A                    COLUMN B         COLUMN C          COLUMN D    COLUMN E
          --------                   ----------  ---------------------  ----------  ----------
                                                      Additions
                                                 ---------------------
                                     Balance at  Charged to   Charged                 Balance
                                     Beginning    Cost and   To Other                  At End
         Description                 Of Period    Expenses   Accounts   Deductions   Of Period
         -----------                 ----------  ----------  ---------  ----------   ----------
                                                            (amounts in thousands)

Deducted in the consolidated
balance sheets from the asset
to which it applies:

Allowance for doubtful accounts:

 June 27, 1992                         $  4,368       2,553          -      1,824 (A)   5,097

 June 26, 1993                            5,097       1,495          -      1,337 (A)   5,255

 June 25, 1994                            5,255       1,662          -      1,548 (A)   5,369  (A)


(A)  Represents accounts written off.

                                GOLD KIST INC.

                      Schedule IX - Short-Term Borrowings


       COLUMN A                   COLUMN B     COLUMN C        COLUMN D       COLUMN E          COLUMN F
- - -----------------------          ----------  -------------  -------------  ---------------  ----------------
                                                               Maximum         Average          Weighted
                                 Balance At    Weighted        Amount        Amount Out-    Average Interest
  Category of Aggregate            End of      Average       Outstanding   standing During     Rate During
  Short-Term Borrowings            Period    Interest Rate  During Period     Period (1)       Period (2)
  ---------------------          ----------  -------------  -------------  ---------------  ----------------
                                                         (amounts in thousands)
Year Ended June 27, 1992:
  Notes Payable to Banks            $36,375          3.95%        $40,150           16,494             4.66%
  Subordinated Loan Certificates     38,686          5.67%         47,718           43,349             6.30%
                                    -------                       -------          -------
                                    $75,061                       $87,868           59,843
                                    =======                       =======          =======

Year Ended June 26, 1993:
 Notes Payable to Banks             $     -             -         $44,939           11,114             3.58%
 Subordinated Loan Certificates      26,386          4.47%         36,601           32,016             4.95%
                                    -------                       -------          -------
                                    $26,386                       $81,540           43,130
                                    =======                       =======          =======

Year Ended June 25, 1994:
 Notes Payable to Banks             $12,798          4.41%        $22,400            4,525             4.13%
 Subordinated Loan Certificates      25,079          4.10%         26,386           25,222             4.13%
                                    -------                       -------          -------
                                    $37,877                       $48,786           29,747
                                    =======                       =======          =======

- - ------------------------

(1) The average amount of short-term borrowings outstanding during the period was computed by using outstanding month-end balances and the number of months in the period.

(2) The weighted average interest rate during the period was computed by using the average monthly balance of outstanding borrowings during the year and actual interest expense incurred.

                                GOLD KIST INC.

            Schedule X - Supplementary Income Statement Information


       COLUMN A                                       COLUMN B
       --------                                       --------

        ITEM                                CHARGED TO COSTS AND EXPENSES
        ----                                -----------------------------

                                                     Years Ended
                                             ----------------------------
                                             June 27,  June 26,  June 25,
                                               1992      1993      1994
                                             --------  --------  --------
                                                (amounts in Thousands)

     Repairs and Maintenance                 $27,853    31,390    36,528
                                             =======   =======   =======

   (a)3.  Exhibits - Index of Exhibits
          ----------------------------

   Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

Designation
of Exhibit                                    Document with Which        Designation
in this                                      Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit        Filed with Commission     in that Document
- - -------------  ----------------------        ----------------------    ----------------
B-2(a)         Agreement and Plan of         Annual Report on Form     Exhibit B-2(a)
               Merger, dated June 20,        10-K for the Fiscal
               1986, and effective           Year ended June 30,
               June 30, 1986, between        1986
               Carolina Golden Products,
               Inc., and Golden Poultry
               Company, Inc.

B-3(a)         Restated and Amended          Annual Report on Form     Exhibit B-3(a)
               Articles of Incorpo-          10-K for the Fiscal
               ration of Registrant          Year ended June 26, 1993



B-3(b)         Current By-Laws of
               Registrant, as amended

B-4(a)(1)      Form of Indenture             Registration filed on     Exhibit 4(a)(2)
               dated as of December          Form S-1 (Registration
               1, 1977, governing            No. 2-59958)
               the terms of the 9%
               Fifteen Year
               Subordinated Capital
               Certificates of Interest,
               including therein a table
               of contents and cross-
               reference sheet

B-4(a)(2)      Form of First Supplemental    Registration filed on     Exhibit 4(a)(2)
               Indenture, dated as of        Form S-1 (Registration
               September 1, 1979, amending   No. 2-69267)
               the terms of the Form of
               Indenture dated as of
               December 1, 1977, governing
               the terms of the 9% Fifteen
               Year Subordinated Capital
               Certificates of Interest

B-4(a)(3)      Form of Indenture, dated      Registration filed on     Exhibit 4(a)(2)
               as of September 1, 1979,      Form S-1 (Registration
               governing the terms of the    No. 2-65587)
               Fifteen Year Subordinated
               Capital Certificates of
               Interest (Series B),
               including therein a
               table of contents and
               cross-reference sheet

Designation
of Exhibit                                     Document with Which        Designation
in this                                       Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit         Filed with Commission     in that Document
- - -----------    ----------------------         ----------------------    ----------------
B-4(a)(4)      Form of First Supplemental     Registration filed on     Exhibit 4(a)(4)
               Indenture, dated as of         Form S-1 (Registration
               September 1, 1980,             No. 2-69267)
               governing the terms of
               the Fifteen Year
               Subordinated Capital
               Certificates of Interest
               (Series C)

B-4(a)(5)      Form of Second Supplemental    Registration filed on     Exhibit 4(a)(5)
               Indenture, dated as of         Form S-2 (Registration
               September 1, 1982, governing   No. 2-79538)
               the terms of the Fifteen
               Year Subordinated Capital
               Certificates of Interest
               (Series D)


B-4(b)(1)      Form of Indenture, dated       Registration filed on     Exhibit 4(b)(2)
               as of December 1, 1977,        Form S-1 (Registration
               governing the terms of the     No. 2-59958)
               8-1/2% Ten Year Subordinated
               Capital Certificates of
               Interest, including therein
               a table of contents and cross-
               reference sheet

B-4(b)(2)      Form of First Supplemental     Registration filed on     Exhibit 4(b)(2)
               Indenture, dated as of         Form S-1 (Registration
               September 1, 1979, amending    No. 2-69267)
               the terms of the Form of
               Indenture dated as of
               December 1, 1977 governing
               the terms of the 8-1/2% Ten
               Year Subordinated Capital
               Certificates of Interest

B-4(b)(3)      Form of Indenture, dated       Registration filed on     Exhibit 4(b)(2)
               as of September 1, 1979,       Form S-1 (Registration
               governing the terms of         No. 2-65587)
               the Ten Year Subordinated
               Capital Certificates of
               Interest (Series B),
               including a table of contents
               and cross-reference sheet

Designation
of Exhibit                                    Document with Which        Designation
in this                                      Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit        Filed with Commission     in that Document
- - -------------  ----------------------        ----------------------    ----------------
B-4(b)(4)      Form of First                 Registration filed on     Exhibit 4(b)(4)
               Supplemental Indenture,       Form S-1 (Registration
               dated as of September 1,      No. 2-69267)
               1980, governing the terms
               of the Ten Year
               Subordinated Capital
               Certificates of Interest
               (Series C)

B-4(b)(5)      Form of Second                Registration filed on     Exhibit 4(b)(5)
               Supplemental Indenture,       Form S-2 (Registration
               dated as of September 1,      No. 2-79538)
               1982, governing the
               terms of the Ten Year
               Subordinated Capital
               Certificates of Interest
               (Series D)

B-4(c)         Form of Indenture, dated      Registration filed on     Exhibit 4(c)
               as of September 1, 1985,      Form S-2 (Registration
               governing the terms of        No. 33-428)
               the Seven Year Subordinated
               Capital Certificates of
               Interest (Series A),
               including therein a table
               of contents, cross-reference
               sheet, and form of Seven
               Year Subordinated Capital
               Certificates of Interest

B-4(d)(1)      Form of Indenture, dated      Registration filed on     Exhibit 4(c)(2)
               as of September 1, 1979,      Form S-1 (Registration
               governing the terms of the    No. 2-65587)
               Five Year Subordinated
               Capital Certificates of
               Interest (Series A),
               including therein a table
               of contents and cross-
               reference sheet


B-4(d)(2)      Form of First Supplemental    Registration filed on     Exhibit 4(d)(2)
               Indenture, dated as of        Form S-1 (Registration
               September 1, 1980, governing  No. 2-69267)
               the terms of the Five Year
               Subordinated Capital Certifi-
               cates of Interest (Series B)

Designation
of Exhibit                                     Document with Which        Designation
in this                                       Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit         Filed with Commission     in that Document
- - -------------  ----------------------         ----------------------    ----------------
B-4(d)(3)      Form of Second Supplemental    Registration filed on     Exhibit 4(d)(3)
               Indenture, dated as of         Form S-2 (Registration
               September 1, 1982, governing   No. 2-79538)
               the terms of the Five Year
               Subordinated Capital Certifi-
               cates of Interest (Series C)

B-4(e)         Form of Indenture, dated       Registration filed on     Exhibit 4(f)(2)
               as of September 1, 1985,       Form S-2 (Registration
               governing the terms of the     No. 33-428)
               Three Year Subordinated
               Capital Certificates of
               Interest (Series A),
               including therein a table of
               contents, cross-reference
               sheet, and form Capital
               Certificates of Interest

B-4(f)         Form of Indenture, dated       Registration filed on     Exhibit 4(g)
               September 1, 1980, governing   Form S-1 (Registration
               the terms of the Two Year      No. 2-69267)
               Subordinated Capital Certifi-
               cates of Interest (Series A),
               including therein a table of
               contents and cross-reference
               sheet

B-4(g)(1)      Form of Indenture, dated as    Registration filed on     Exhibit 4(h)(1)
               of September 1, 1985,          Form S-2 (Registration
               governing the terms of         No. 33-428)
               the One Year Subordinated
               Large Denomination Loan
               Certificate (Series A),
               including therein a table
               of contents, cross-reference
               sheet, and form of One Year
               Subordinated Large Denomina-
               tion Loan Certificates

B-4(g)(2)      Form of Indenture, dated as    Registration filed on     Exhibit 4(d)(2)
               of September 1, 1979,          Form S-1 (Registration
               governing the terms of the     No. 2-65587)
               One Year Subordinated Loan
               Certificates (Series B),
               including therein a table
               of contents and cross-
               reference sheet


Designation
of Exhibit                                             Document with Which           Designation
 in this                                              Exhibit Was Previously       of such Exhibit
 Report          Description of Exhibit                Filed with Commission       in that Document
- - -----------      ----------------------               ----------------------       ----------------
B-4(g)(3)      Form of First Supplemental             Registration filed on        Exhibit 4(f)(2)
               Indenture, dated as of                 Form S-1 (Registration
               September 1, 1980, governing           No. 2-69267)
               the terms of the One Year
               Subordinated Loan Certificates
               (Series C)

B-4(h)         Form of Indenture, dated as            Registration filed on        Exhibit 4(i)
               of September 1, 1985,                  Form S-2 (Registration
               governing the terms of the             No. 33-428)
               Six Month Subordinated
               Large Denomination Loan
               Certificate (Series A),
               including therein a table of
               contents, cross-reference
               sheet, and form of Six Month
               Subordinated Large Denomination
               Loan Certificates

B-4(i)(1)      Specimen of Cumulative                 Registration filed on        Exhibit 4(f)
               Preferred Capital Cer-                 Form S-l (Registration
               tificates of Interest used             No. 2-59958)
               for three year (6.5%-8%),
               six year (6.75%-8.5%), ten
               year (7%-9%) and fifteen year
               (9%) fixed-maturity cer-
               tificates

B-4(i)(2)      Specimen of Subordinated               Annual Report on Form        Exhibit B-4(h)(2)
               Capital Certificates of                10-K for the Fiscal Year
               Interest used for Fifteen              Ended June 30, 1982
               Year (Series B and C), Ten
               Year (Series B and C), Five
               Year (Series A and B) and Two
               Year (Series A)

B-4(i)(3)      Specimen of Subordinated Loan-         Annual Report on Form        Exhibit B-4(h)(3)
               Certificates (Series B and C)          10-K for the Fiscal Year
                                                      Ended June 30, 1982

B-4(j)         Specimen of 5% Cumulative              Registration filed on        Exhibit 4(g)
               Preferred Capital Certificates         Form S-l (Registration
               of Interest with no fixed              No. 2-59958)
               maturities

Designation
of Exhibit                                             Document with Which           Designation
 in this                                              Exhibit Was Previously       of such Exhibit
 Report          Description of Exhibit                Filed with Commission       in that Document
- - -----------      ----------------------               ----------------------       ----------------
B-4(k)         Agreement to furnish copies            Registration filed on        Exhibit 4(h)
               of constituent instruments             Form S-1 (Registration
               defining the rights of the             No. 2-59958)
               holders of certain industrial
               revenue bonds

B-4(l)(1)      Note Agreement with the                Quarterly Report on Form     Exhibit B-4(n)
               Prudential Insurance Company           10-Q for the Fiscal
               of America dated as of                 Quarter ended December
               December 15, 1986                      31, 1986

B-4(l)(2)      Amendment dated as of June 30,         Registration filed           Exhibit 4(l)(2)
               1987, to Note Agreement with           on Form S-2
               the Prudential Insurance               (Registration No.
               Company of America                     33-24623)

B-4(l)(3)      Note Agreement with the                Quarterly Report on          Exhibit B-4(q)(1)
               Prudential Insurance                   Form 10-Q for the
               Company of America dated               Fiscal Quarter ended
               as of November 4, 1988                 December 31, 1988

B-4(l)(4)      Note Agreement with                    Quarterly Report on          Exhibit B-4(q)(2)
               Pruco Life Insurance                   Form 10-Q for the
               Company dated as of                    Fiscal Quarter ended
               November 4, 1988                       December 31, 1988

B-4(l)(5)      Amendment dated as of                  Registration filed on        Exhibit 4(l)(5)
               January 9, 1991, to Note               Form S-2 (Registration
               Agreements with the Prudential         No. 33-42900)
               Insurance Company of America
               and Pruco Life Insurance
               Company

B-4(l)(6)      Note Agreement with the                Registration filed on        Exhibit 4(l)(6)
               Prudential Insurance Company           Form S-2 (Registration
               of America, dated as of                No. 33-42900)
               June 3, 1991

B-4(l)(7)      Amendment dated as of June 26,         Registration filed on        Exhibit 4(l)(7)
               1992, to Note Agreements with          Form S-2 (Registration
               the Prudential Insurance Company       No. 33-52268)
               of America

B-4(l)(8)      Amendment dated July 14, 1993,         Registration filed on        Exhibit 4(l)(8)
               to Note Agreements with the            Form S-2 (Registration
               Prudential Insurance Company of        No. 33-69204)
               America and Pruco Life Insurance
               Company

Designation
of Exhibit                                             Document with Which           Designation
 in this                                              Exhibit Was Previously       of such Exhibit
 Report          Description of Exhibit                Filed with Commission       in that Document
- - -----------      ----------------------               ----------------------       ----------------
B-4(m)(1)        Revolving Credit and Term Loan       Report on Form 8,            Exhibit B-4(p)
                 Agreement dated as of Decem-         Amendment to Quarterly
                 ber 30, 1986, with Trust Com-        Report on Form 10-Q
                 pany Bank, individually and as       for the Fiscal Quarter
                 agent for Bank of America            ended December 31, 1986
                 National Trust and Savings
                 Association, the Citizens and
                 Southern  National Bank,
                 Columbia Bank for Cooperatives
                 and the First National Bank
                 of Atlanta

B-4(m)(2)        Amendment dated July 15, 1987,       Registration filed           Exhibit 4(n)(2)
                 to Revolving Credit and Term         on Form S-2
                 Loan Agreement with Trust Company    (Registration No.
                 Bank, individually, and as agent     33-24623)
                 for Bank of America National
                 Trust and Savings Association,
                 the Citizens and Southern
                 National Bank, Columbia Bank for
                 Cooperatives, and the First
                 National Bank of Atlanta

B-4(m)(3)        Amendment dated as of Decem-         Registration filed           Exhibit 4(n)(3)
                 ber 30, 1987, to Revolving           on Form S-2
                 Credit and Term Loan Agreement       (Registration No.
                 with Trust Company Bank,             33-24623)
                 individually, and as agent
                 for Bank of Amercia National
                 Trust and Savings Association,
                 the Citizens and Southern
                 National Bank, Columbia Bank
                 for Cooperatives, and the
                 First National Bank of Atlanta

B-4(m)(4)        Interest Rate Agreement (for         Registration filed           Exhibit 4(n)(4)
                 Revolving Credit and Term Loan       on Form S-2
                 Agreement) dated as of Decem-        (Registration No.
                 ber 30, 1987, with Trust Com-        33-24623)
                 pany Bank, individually, and as
                 agent for Bank of America
                 National Trust and Savings
                 Association, the Citizens and
                 Southern National Bank,
                 Columbia Bank for Cooperatives
                 and the First National Bank
                 of Atlanta


Designation
of Exhibit                                 Document with Which        Designation
in this                                   Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit     Filed with Commission     in that Document
- - -------------  ----------------------     ----------------------    ----------------

B-4(m)(5)      Amendment dated as of      Registration filed on     Exhibit 4(m)(5)
               March 6, 1989, to          Form S-2 (Registration
               Revolving Credit and       No. 33-31164)
               Term Loan Agreement with
               Trust Company Bank,
               individually, and as agent
               for Bank of America
               National Trust and Savings
               Association, the Citizens
               and Southern National Bank,
               National Bank for
               Cooperatives (formerly
               Columbia Bank for
               Cooperatives), and the
               First National Bank of
               Atlanta

B-4(m)(6)      Agreement regarding        Registration filed on     Exhibit 4(m)(6)
               interest and charges       Form S-2 (Registration
               (for Revolving Credit      No. 33-31164)
               and Term Loan Agreement)
               dated as of March 6,
               1989, with Trust Company
               Bank, individually, and
               as agent for Bank of
               America National Trust
               and Savings Association,
               the Citizens and
               Southern National Bank,
               Columbia Bank for
               Cooperatives and the
               First National Bank of
               Atlanta

B-4(m)(7)      Amendment dated as of      Registration filed on     Exhibit 4(m)(7)
               July 24, 1989, to          Form S-2 (Registration
               Revolving Credit and       No. 33-31164)
               Term Loan Agreement
               with Trust Company
               Bank, individually, and
               as agent for Bank of
               America National Trust
               and Savings
               Association, the
               Citizens and Southern
               National Bank, National
               Bank for Cooperatives
               (formerly Columbia Bank
               for Cooperatives), and
               the First National Bank
               of Atlanta

B-4(m)(8)      Amendment dated as of      Registration filed on     Exhibit 4(m)(8)
               December 30, 1990, to      Form S-2 (Registration
               revolving Credit and       No. 33-42900)
               Term Loan Agreement
               with Trust Company
               Bank, individually, and
               as agent for Bank of
               America National Trust
               and Savings
               Association, the
               Citizens and Southern
               National Bank, National
               Bank for Cooperatives
               (formerly Columbia Bank
               for Cooperatives), and
               the First National Bank
               of Atlanta


Designation
of Exhibit                                 Document with Which        Designation
in this                                   Exhibit Was Previously    of such Exhibit
Report         Description of Exhibit     Filed with Commission     in that Document
- - -------------  ----------------------     ----------------------    ----------------

B-4(m)(9)      Amendment dated as of      Registration filed on     Exhibit B-4(m)(9)
               June 26, 1992, to          Form S-2 (Registration
               revolving Credit and       No. 33-52268)
               Term Loan Agreement
               with Trust Company
               Bank, individually, and
               as agent for Bank of
               America National Trust
               and Savings
               Association, the
               Citizens and Southern
               National Bank, National
               Bank for Cooperatives
               (formerly Columbia Bank
               for Cooperatives), and
               the First National Bank
               of Atlanta

B-4(n)(1)      Line of Credit Agreement   Registration filed on     Exhibit 4(n)
               with CoBank, dated as of   Form S-2 (Registration
               February 22, 1991          No. 33-42900)

B-4(n)(2)      Amendment dated as of      Registration filed on     Exhibit B-4(a)(2)
               March 1, 1992, to Line     Form S-2 (Registration
               of Credit Agreement        No. 33-52268)
               with CoBank

B-4(n)(3)      Amendment dated as of      Registration filed on     Exhibit 4(n)(3)
               December 18, 1992, to      Form S-2 (Registration
               Line of Credit Agreement   No. 33-69204)
               with CoBank

B-4(n)(4)      Amendment dated as of
               December 13, 1993 to
               Line of Credit
               Agreement with CoBank

B-4(o)         Guaranty dated December    Registration filed on     Exhibit 4(o)
               18, 1992 by Gold Kist in   Form S-2 (Registration
               favor of NationsBank of    No. 33-69204)
               Georgia, N.A.


B-10(a)        Form of Deferred           Registration filed on     Exhibit 11(d)
               Compensation Agreement     Form S-1 (Registration
               between Gold Kist Inc.     No. 2-59958)
               and certain executive
               officers*


Designation
of Exhibit                                         Document with Which         Designation
in this                                           Exhibit Was Previously     of such Exhibit
Report         Description of Exhibit             Filed with Commission      in that Document
- - -------------  ----------------------             ----------------------     ----------------

B-10(b)(1)     Gold Kist Management Bonus         Registration filed on      Exhibit 10(b)
               Program*                           Form S-1 (Registration
                                                  No. 2-69267)

B-10(b)(2)     Amended Gold Kist Management       Registration filed on      Exhibit 10(b)(2)
               Bonus Program*                     Form S-2 (Registration
                                                  No. 2-79538)

B-10(b)(3)     Form of Gold Kist Supplemental     Registration filed on      Exhibit 10(b)(3)
               Executive Retirement Income        Form S-2 (Registration
               non-qualified deferred             No. 33-9007)
               compensation agreement between
               Gold Kist and certain execu-
               tive officers and Resolution
               of Gold Kist Board of Directors
               authorizing the Supplemental
               Executive Retirement Plan*

B-10(b)(4)     Resolution of Gold Kist Board      Registration filed on      Exhibit 10(b)(4)
               of Directors authorizing the       Form S-2 (Registration
               Gold Kist Special Award Plan*      No. 33-9007)

B-10(b)(5)     Form of Gold Kist Executive's      Registration filed on      Exhibit 10(b)(5)
               Change in Control Agreement        Form S-2 (Registration
               between Gold Kist and certain      No. 33-31164)
               officers and resolution of
               Gold Kist Board of Directors
               authorizing the Officers
               Contingency Plan*

B-10(b)(6)     Form of Directors Change           Registration filed on      Exhibit 10(b)(6)
               in Control Agreement               Form S-2 (Registration
               between Gold Kist and              No. 33-36938
               Directors of Gold Kist*

B-10(b)(7)     Form of Director                   Registration filed on      Exhibit 10(b)(7)
               Emeritus Life Benefits             Form S-2 (Registration
               Agreement*                         No. 33-36938)

B-10(b)(8)     Form of Director Emeritus          Registration filed on      Exhibit 10(b)(8)
               Agreement for Medical Benefits*    Form S-2 (Registration
                                                  No. 33-36938)
B-10(c)(l)     Form of Membership, Marketing,     Registration filed on      Exhibit 13(b)
               and/or Purchasing Agreement of     Form S-1 (Registration
               Gold Kist Inc., Atlanta,           No. 2-59958)
               Georgia



Designation
of Exhibit                                        Document with Which        Designation
in this                                           Exhibit Was Previously     of such Exhibit
Report         Description of Exhibit             Filed with Commission      in that Document
- - -------------  ---------------------------------  ------------------------   ----------------
B-10(c)(2)     Form of Membership, Marketing,     Registration filed on      Exhibit 10(c)(2)
               and/or Purchasing Agreement of     Form S-1 (Registration
               Gold Kist Inc., Atlanta,           No. 2-74205)
               Georgia, as revised October
               17, 1980

B-10(c)(3)     Form of Membership, Marketing,     Registration filed on      Exhibit 10(c)(3)
               and/or Purchasing Agreement of     Form S-2 (Registration
               Gold Kist Inc., Atlanta,           No. 33-428)
               Georgia, as revised November
               l, l984

B-10(c)(4)     Form of Membership, Marketing,     Registration filed on      Exhibit 10(c)(4)
               and/or Purchasing Agreement        Form S-2 (Registration
               of Gold Kist Inc., Atlanta,        No. 33-24623)
               Georgia, revised October
               29, 1987

B-10(c)(5)     Form of Membership, Marketing,     Registration filed on      Exhibit 10(c)(5)
               and/or Purchasing Agreement of     Form S-2 (Registration
               Gold Kist Inc., Atlanta, Georgia,  No. 33-42900)
               revised August 21, 1991

B-10(d)        CF Industries, Inc., Member        Registration filed on      Exhibit 13(j)
               Product Purchase Agreement         Form S-2 (Registration
                                                  No. 2-59958)

B-10(e)(1)     General Partnership Agreement      Registration filed on      Exhibit 10(h)(1)
               (GC Properties) between Gold       Form S-2 (Registration
               Kist Inc. and Cotton States        No. 33-428)
               Mutual Insurance Company,
               dated as of July 1, 1984

B-10(e)(2)     Lease from GC Properties,          Registration filed on      Exhibit 10(h)(2)
               dated December 11, 1984,           Form S-2 (Registration
               for home office building           No. 33-428)
               space

B-10(f)(1)     General Partnership Agreement      Annual Report on Form      Exhibit B-10(f)(1)
               (Golden Peanut Company)            10-K for the Fiscal
               between Gold Kist and Archer-      Year Ended June 30, 1987
               Daniels-Midland Company, dated
               as of December 17, 1986


Designation
of Exhibit                                           Document with Which         Designation
in this                                            Exhibit Was Previously      of such Exhibit
Report              Description of Exhibit          Filed with Commission      in that Document
- - -------------  ---------------------------------  -------------------------  --------------------

B-10(f)(2)     Amended and Restated Partnership   Registration filed on      Exhibit 10(f)(2)
               Agreement (Golden Peanut Company)  Form S-2 (Registration
               between Gold Kist Inc., Archer-    No. 33-31164)
               Daniels-Midland Company and
               Alimenta Processing Corporation,
               dated as of March 1, 1989

B-10(f)(3)     Amendment to Amended and           Registration filed on      Exhibit 10(f)(3)
               Restated Partnership Agreement     Form S-2 (Registration
               (Golden Peanut Company) between    No. 33-42900)
               Gold Kist Inc., Archer-Daniels-
               Midland Company and Alimenta
               Processing Corporation, dated
               as of June 30, 1991

B-10(f)(4)     Master Commercial Facilities       Annual Report on Form      Exhibit B-10(f)(2)
               Lease Agreement between Gold       10-K for the Fiscal
               Kist and Golden Peanut Company     Year Ended June 30, 1987
               dated as of December 17, 1986

B-10(g)        Agreement of Sale of Valdosta,     Annual Report on Form      Exhibit B-10(g)
               Georgia Soy Processing Plant,      10-K for the Fiscal
               between Gold Kist and Archer-      Year Ended June 30, 1987
               Daniels-Midland Company,
               dated July 2, 1987

B-10(h)        Grain Procurement Agreement        Annual Report on Form      Exhibit B-10(h)
               between Gold Kist and Archer-      10-K for the Fiscal
               Daniels-Midland Company, dated     Year Ended June 30, 1987
               August 31, 1987

B-10(i)        General Partnership                Registration filed on      Exhibit 10(i)
               Agreement (Carolina Golden         Form S-2 (Registration
               Products Company) between          No. 33-42900)
               AgriGolden, Inc., and
               Golden Poultry Company, Inc.,
               dated as of January 28, 1991

B-12           Computation of Ratio of Net
               Margins to Fixed Charges

B-21           Subsidiaries of the Registrant     Annual Report on Form      Exhibit B-21
                                                  10-K for the Fiscal
                                                  Year Ended June 26, 1993
B-27           Financial Data Schedule

_________________________________

*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.
        (b)  Reports on Form 8-K. - No reports on Form 8-K  have been filed
             --------------------
during the last quarter of the fiscal year ended June 25, 1994.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date:  September 20, 1994    By:/s/ H. O. Chitwood
       --------------------     --------------------------------------------
                                H. O. Chitwood, Chief Executive Officer
                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                     DATE
- - -------------------------------------------------------------------------------

/s/ H. O. Chitwood                                          September 20, 1994
- - --------------------------  Chief Executive Officer         ---------     ----
H. O. Chitwood              (Principal Executive Officer)

/s/ Peter J. Gibbons                                        September 20, 1994
- - --------------------------  Vice President-Finance          ---------     ----
PETER J. GIBBONS            (Principal Financial Officer)

/s/ W. F. Pohl, Jr.                                         September 20, 1994
- - --------------------------  Controller (Principal           ---------     ----
W. F. POHL, JR.             Accounting Officer)

/s/ W. P. Smith, Jr.                                        September 13, 1994
- - --------------------------  Director                        ---------     ----
W. P. SMITH, JR.

/s/ Dan Smalley                                             September 12, 1994
- - --------------------------  Director                        ---------     ----
DAN SMALLEY

/s/ Charles C. Williams                                     September 12, 1994
- - --------------------------  Director                        ---------     ----
CHARLES C. WILLIAMS

/s/ Phil Ogletree, Jr.                                      September 13, 1994
- - --------------------------  Director                        ---------     ----
PHIL OGLETREE, JR.

/s/ Fred K. Norris, Jr.                                     September 12, 1994
- - --------------------------  Director                        ---------     ----
FRED K. NORRIS, JR.

/s/ James E. Brady, Jr.                                     September 12, 1994
- - --------------------------  Director                        ---------     ----
JAMES E. BRADY, JR.

/s/ A. Jack Nally                                           September 14, 1994
- - --------------------------  Director                        ---------     ----
A. JACK NALLY

/s/ W. Kenneth Whitehead                                    September 14, 1994
- - --------------------------  Director                        ---------     ----
W. Kenneth Whitehead

/s/ H. Michael Davis                                        September 12, 1994
- - --------------------------  Director                        ---------     ----
H. Michael Davis

                               INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                                 Numbered
Number                        Description                                 Page
- - ------                        -----------                           ------------
B-3(b)        -Current By-Laws of the Registrant, as amended
B-4(n)(4)     -Amendment dated as of December 13, 1993 to
                 Line of Credit Agreement with CoBank
B-12          -Computation of Ratio of Net Margins to Fixed Charges
B-27          -Financial Data Schedule
