Form 10-Q
period 1994-09-24
GOLD KIST INC
filed 1994-11-08
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 24, 1994

                              OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number:   2-62681


                       GOLD KIST INC.
     (Exact name of registrant as specified in its charter)


        GEORGIA                              58-0255560
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)


244 Perimeter Center Parkway, N.E., Atlanta, Georgia     30346
   (Address of principal executive offices)               (Zip
Code)


(Registrant's telephone number, including area code) (404) 393-
5000


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

   Yes  X                                           No

                GOLD KIST INC. AND SUBSIDIARIES


                              INDEX



                                                   Page No.
Part  I.    Financial Information

   Item 1.   Financial Statements

                Consolidated Balance Sheets -
                   September 24, 1994 and June 25, 1994 .   1

                Consolidated Statements of Operations -
                   Three Months Ended September 24, 1994
                   and September 25, 1993 . . . . . . . .   2

                Consolidated Statements of Cash Flows -
                   Three Months Ended September 24, 1994
                   and September 25, 1993. .. . . . . . .   3

                Notes to Consolidated Financial
                   Statements . . . . . . . . . . . . . . 4 - 5

       Item 2.  Management's Discussion and Analysis of
                   Consolidated Results of Operations and
                   Financial Condition. . . . . . . . . . 6 - 7

Part II.     Other Information

       Item 3.  Legal Proceedings . . . . . . . . . . . .   8

       Item 6.  Exhibits and Reports on Form 8-K. . . . .   8


PAGE

                                                                     Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                Sept. 24, 1994   June 25, 1994
                                               --------------   -------------

                     ASSETS
Current assets:
     Cash and cash equivalents                     $ 14,413         15,670
     Receivables, principally trade, including
       notes receivable of $45.7 million at
       Sept. 24, 1994 and $42.8 million
       at June 25, 1994, less allowance for
       doubtful accounts of $5,047 at
       Sept. 24, 1994 and $5,369 at June 25,
       1994                                         152,263        160,714
     Inventories (note 3)                           195,474        198,467
     Other current assets                            21,621         14,758
                                                   -------         -------
          Total current assets                      383,771         389,609
Investments (note 5)                                 93,672          72,105
Property, plant and equipment, net                  202,695         204,783
Other assets                                         46,248          49,935
                                                    -------         -------
                                                   $726,386         716,432
                                                    =======         =======
          LIABILITIES AND EQUITY
Current liabilities:
     Notes payable and current maturities of
       long-term debt:
       Short-term borrowings                       $ 12,800          12,798
       Subordinated loan certificates                25,216          25,079
       Current maturities of long-term debt          27,143          35,405
                                                    -------         -------
                                                     65,159          73,282
     Accounts payable                               102,731         117,926
     Accrued compensation and related expenses       34,645          26,431
     Patronage refunds and equity payable            15,061          14,588
     Interest left on deposit                         8,404           9,340
     Other current liabilities                       11,373           8,195
                                                    -------         -------
          Total current liabilities                 237,373         249,762
Long-term debt, excluding current maturities        108,662         109,817
Accrued postretirement benefit costs                 34,488          34,488
Other liabilities                                     2,437             687
                                                    -------         -------
          Total liabilities                         382,960         394,754
                                                    -------         -------
Minority interest                                    25,211          25,016
Patrons' and other equity:
     Common stock, $1.00 par value - Authorized
       500 shares; issued and outstanding 79 at
       Sept. 24, 1994 and June 25, 1994                  79              79
     Patronage reserves                             217,751         213,798
     Unrealized gain on marketable equity
      security (net of deferred income taxes
      of $9.8 million) (note 5)                      16,505            -
     Retained earnings                               83,880          82,785
                                                    -------         -------
          Total patrons' and other equity           318,215         296,662
                                                    -------         -------

Contingent liabilities (note 7)
                                                   $726,386         716,432
                                                    =======         =======

See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2


                         GOLD KIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                  Three Months Ended
                                                  ------------------
                                                Sept. 24,       Sept. 25,
                                                ---------       ---------
                                                 1994             1993
                                                 ----             ----
Net sales volume                                 $397,962        358,779
Cost of sales                                     357,931        318,041
                                                  -------        -------
          Gross margins                            40,031         40,738
Distribution, administrative and general
      expenses                                     29,879         28,111
                                                  -------        -------
          Net operating margins                    10,152         12,627
                                                  -------        -------
Other income (deductions):
      Interest income                               2,228          1,781
      Interest expense                             (3,740)        (3,746)
      Equity in loss of partnership (note 4)       (4,078)        (2,771)
      Gain on sale of investment                    2,014           -
      Miscellaneous, net                            3,183            783
                                                  -------        -------
                                                     (393)        (3,953)
                                                  -------        -------
          Margins before income taxes, minority
              interest and cumulative effect of
              change in accounting principle        9,759          8,674
                                                  -------        -------
Income tax expense                                  3,416          2,432
                                                  -------        -------
          Margins before minority interest and
              cumulative effect of change in
              accounting principle                  6,343          6,242
Minority interest                                    (237)          (616)
                                                  -------        -------
          Margins before cumulative effect of
              change in accounting principle        6,106          5,626

Cumulative effect of change in accounting
          for income taxes (note 6)                  -             5,339
                                                  -------        -------
          Net margins                            $  6,106         10,965
                                                  =======        =======

          See Accompanying Notes to Consolidated Financial Statements.
PAGE

                                                                      Page 3

                         GOLD KIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)
                                                       Three Months Ended
                                                       ------------------
                                                       Sept. 24,  Sept. 25,
                                                         1994       1993
                                                       ---------  ---------
Cash flows from operating activities:
  Net margins                                          $  6,106     10,965
  Non-cash items included in net margins:
          Depreciation and amortization                   9,497      9,007
          Cumulative effect of change in accounting
             principle                                     -        (5,339)
          Equity in loss of partnership                   4,078      2,771
          Gain on sale of investment                     (2,014)      -
          Deferred income tax benefit                    (1,543)    (2,738)
          Other                                            (399)       415
  Changes in operating assets and liabilities:
          Receivables                                     8,451     (2,831)
          Inventories                                     2,993      5,554
          Other current assets                           (5,542)    (2,800)
          Accounts payable and accrued expenses          (3,803)      (411)
          Interest left on deposit                         (936)    (1,062)
                                                        -------    -------
             Net cash provided by operating activities   16,888     13,531
                                                        -------    -------
Cash flows from investing activities:
       Acquisitions of property, plant and equipment     (7,424)    (8,169)
       Loans to poultry growers, net of repayments       (4,413)      -
       Proceeds from disposal of investments              3,481        425
       Other                                                           129      (540)
                                                        -------    -------
             Net cash used in investing activities       (8,227)    (8,284)
                                                        -------    -------
Cash flows from financing activities:
       Short-term borrowings (repayments), net              139       (910)
       Proceeds from long-term debt                       4,187      5,232
       Principal payments of long-term debt             (13,604)   (11,693)
       Patronage refunds and other equity paid in cash     (640)      (977)
                                                        -------    -------
          Net cash used in financing activities          (9,918)    (8,348)
                                                        -------    -------
             Net change in cash and cash equivalents     (1,257)    (3,101)

Cash and cash equivalents at beginning of period         15,670     31,086
                                                        -------    -------
Cash and cash equivalents at end of period             $ 14,413     27,985
                                                        =======    =======
Supplemental disclosure of cash flow data:
       Cash paid during the periods for:
          Interest (net of amounts capitalized)        $  4,457      5,343
                                                        =======    =======
          Income taxes                                 $    985      1,103
                                                        =======    =======

           See Accompanying Notes to Consolidated Financial Statements.

                                                          Page 4
GOLD KIST IN                                    C. AND SUBSIDIARIES
NOTES TO CON    SOLIDATED FINANCIAL STATEMENTS
(Amounts in               Thousands)
(Unaudited)


1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 25 through 36, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 25, 1994.

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

3.   Inventories consist of the following:

                                       Sep. 24, 1994      June 25, 1994
                                        --------------    -------------
        Merchandise for sale             $ 60,632             65,795
        Live poultry and hogs              72,502             75,600
        Marketable products                30,045             30,090
        Raw materials and supplies         32,295             26,982
                                          -------            -------
                                         $195,474            198,467
                                          =======            =======

4.   Gold Kist has a 33% interest in Golden Peanut Company, a
     Georgia general partnership. Gold Kist's investment in the partnership was $16.0 million at September 24, 1994 and $20.1 million at June 25, 1994.

        Summarized operating statement information of Golden Peanut Company is shown below:

                                                                              Three Months Ended
                                       Sept. 24, 1994           Sep. 23, 1993
                                       --------------     --------------
        Net sales and other
          operating income               $ 93,755              99,412
        Costs and expenses                105,747             107,724
                                          -------             -------
              Net loss                   $(11,992)             (8,312)
                                           =======             =======

5. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires a change in the accounting for investments in equity securities with determinable fair values and for all investments in debt securities.

PAGE

GOLD KIST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts in Thousands)
(Unaudited)


        Effective June 26, 1994, the Association adopted the provisions of SFAS 115 and has classified its marketable equity security as "available-for-sale." At June 26, 1994, the cost and fair value of the marketable equity security, based upon the quoted market price, was $21.5 million and $42.0 million, respectively. Accordingly, the cumulative effect of the accounting change resulted in an increase in a separate component of patron's and other equity of $12.9 million (net of deferred income taxes of $7.6 million).

        The fair value of the marketable equity security at September 24, 1994 was $47.8 million, which represented a gross unrealized gain of $26.3 million. The gross unrealized gain for the three month period ended September 24, 1994 was $5.8 million, which has been included as a separate component of patron's and other equity in the accompanying balance sheet.

6. Effective June 27, 1993, the Association adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of operations for the first quarter of fiscal 1994, which ended September 25, 1993.

7. In January 1994, three Alabama member patrons of Gold Kist Inc. filed lawsuits in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit and in the Circuit Court of DeKalb County, Alabama, against the Association and Golden Poultry and certain directors, officers and employee of the companies. The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry and Carolina Golden in connection with the creation of Golden Poultry and Carolina Golden, by permitting their continued operations and by selling shares of Golden Poultry common stock to certain officers, directors and employees of the Association and Golden Poultry. In March 1994, the Court certified the Jefferson County lawsuits as a class action. In July 1994, the Court in the DeKalb County lawsuit dismissed as defendants the employees of the companies who are not or were not directors or officers of the companies. Among the remedies requested are the transfer of Golden Poultry operations to Gold Kist as well as unspecified actual and punitive damages. The Association intends to defend the litigation vigorously.

        In February 1994, other Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Walker County, Alabama, against the Association alleging short-weight deliveries of feed from the Gold Kist Guntersville, Alabama Feed Mill. In June 1994, the Court certified the litigation as a class action. The Association intends to defend the litigation vigorously.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $398.0 million for the three month period ended September 24, 1994 increased 10.9% as compared to the same period a year ago. Net sales volume in the Poultry segment increased 11% for the quarter ended September 24, 1994 as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume was primarily the result of a 14% increase in pounds of broiler products marketed, which was partially offset by slightly lower average selling prices. Net sales volume in the Agri-Services segment for the three month period ended September 24, 1994 increased approximately 12% as compared to the same period a year ago. The increase was primarily the result of increased sales of crop protection chemicals through the retail stores.

Net Operating Margins

The Association had net operating margins of $10.2 million for the quarter ended September 24, 1994 as compared to $12.6 million for the quarter ended September 25, 1993. The decline in net operating margins was primarily the result of higher feed ingredient costs and slightly lower selling prices for poultry products. The Poultry segment had net operating margins of $16.7 million for the three months ended September 24, 1994 as compared to net operating margins of $18.3 million in the same period last fiscal year. Feed ingredient costs for the three months ended September 24, 1994 were up 5% as compared to the same three month period a year ago. Market prices for feed ingredients should decline through the remainder of fiscal 1995 as a result of the record 1994 corn and soybean harvest. The Agri-Services segment had a net operating loss of approximately $5.1 million for the three month period ended September 24, 1994 as compared to $4.2 million in the same period a year ago. Lower sales volume for animal feeds resulting from favorable pasture conditions and competitive pricing on chemical sales negatively impacted net operating margins.

Other Income (Deductions)

Interest income of $2.2 million for the quarter ended September
24, 1994 increased $447,000 as compared to the same period a year ago. The increase was due primarily to increased crop loans provided to patrons and customers of the Association.

Equity in loss of partnership totaling $4.1 million represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended September 24, 1994. This compared to a $2.8 million loss for the same quarter a year ago. The increase in the net loss from the prior year was due to weak market prices for domestic peanuts resulting from the large carryover of 1993 crop peanuts. Also, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

The $2.0 million gain on sale of investment represents the sale of common stock in a regional fertilizer cooperative that converted to a publicly traded stock company.

Miscellaneous, net was $3.2 million for the three months ended September 24, 1994 as compared to $783,000 for the three months ended September 25, 1993. Miscellaneous, net included a $1.2 million nonrecurring settlement received by the Association. Miscellaneous, net also includes patronage refunds in which the Association is a member and other dividends of $599,000, as well as income of $638,000 related to the Association's equity participation in various agri-business related ventures. These businesses include a fertilizer distributor, a pecan processor and marketer and a foreign peanut trading company. Rental income of $461,000 was included in miscellaneous, net for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks, and uncommitted lines of credit. At September 24 1994, the Association had unused available loan commitments to borrow additional amounts of $41.6 million and additional uncommitted facilities to provide loans and letters of credit of approximately $122.7 million. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at September 24, 1994.

Working capital and the current ratio were $146.4 million and
1.62 to 1, respectively, at September 24, 1994, as compared to $139.8 million and 1.56 to 1, respectively, at June 25, 1994. Patrons' equity at September 24, 1994 was $318.2 million as compared to $296.7 million at June 25, 1994. The increase in patrons' equity was primarily due to an accounting change for marketable equity securities held by the Association. The accounting change resulted in an increase in total assets and patrons' equity of $16.5 million, net of $9.8 million in deferred income taxes (see Note 5 of Notes to Consolidated Financial Statements). Cash and cash equivalents during the current quarter decreased $1.3 million to $14.4 million at September 24, 1994. The decrease was primarily the result of expenditures for the acquisition of property, plant and equipment, and repayments of long-term debt, which was substantially offset by net cash provided by operations of $16.9 million.

For the three months ended September 24, 1994, the Association's investment activities included $7.4 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations. The Association, including its non-cooperative subsidiaries, plans fiscal 1995 capital expenditures of approximately $76.0 million. These planned capital expenditures include expansion and technological advances in poultry production and processing, as well as other facility improvements and necessary replacements.

The Association believes cash and cash equivalents on hand at September 24, 1994 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1995.
PAGE

                                                    Page 8
           PART II:  OTHER INFORMATION

Item 3.  Legal Proceedings.

            In January 1994, three Alabama member patrons of Gold Kist Inc. filed lawsuits in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit and in the Circuit Court of Dekalb County, Alabama, against the Association and Golden Poultry and certain directors, officers and employees of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al; and Bertie Adams, individually and derivatively on behalf of all other shareholders and members of Gold Kist Inc. v. Gold Kist Inc. et al.) The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry and Carolina Golden in connection with the creation of Golden Poultry and Carolina Golden, by permitting their continued operations and by selling shares of Golden Poultry common stock to certain officers, directors and employees of the Association and Golden Poultry. In March 1994, the Court certified the Windham litigation as a class action. In July 1994, the Court in the Adams litigation dismissed as defendants the employees of the companies who are not or were not directors or officers of the companies. Among the remedies requested are the transfer of Golden Poultry operations to Gold Kist as well as unspecified actual and punitive damages. The Association intends to defend the litigation vigorously.

        In February 1994, other Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Walker County, Alabama, against the Association alleging short-weight deliveries of feed from the Gold Kist Guntersville, Alabama feed mill. (Garry Rowland on behalf of himself and a class of others similarly situated v. Gold Kist Inc. In June 1994, the Court certified the litigation as a class action. The Association intends to defend the litigation vigorously.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibit

            Designation of Exhibit
                in this Report            Description of Exhibit

                     27                   Financial Data Schedule


    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
            September 24, 1994.


PAGE

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GOLD KIST INC.
                                                  (Registrant)


Date     November 8,1994
                                               Peter J. Gibbons
                                           Vice President, Finance
                                          (Chief Financial Officer)


Date      November 8, 1994
                                            W. F. Pohl, Jr.
                                            Controller
                                      (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLD KIST INC.
                                       (Registrant)

Date      November 8, 1994          /s/ Peter J. Gibbons
                                        Peter J. Gibbons
                                   Vice President, Finance
                                   (Chief Financial Officer)

Date      November 8, 1994          /s/ W. F. Pohl, Jr.
                                        W. F. Pohl, Jr.
                                          Controller
                                   (Chief Accounting Officer)