Form 10-Q
period 1994-12-24
GOLD KIST INC
filed 1995-02-07
CIK 215994

                   UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                       FORM 10-Q

                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 24, 1994

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

                                            Yes  X      No

                 GOLD KIST INC. AND SUBSIDIARIES


                              INDEX



                                                       Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                December 24, 1994 and June 25, 1994         1

              Consolidated Statements of Operations -
                Three Months and Six Months Ended
                December 24, 1994 and
                December 25, 1993   . . . . . . . . .       2

              Consolidated Statements of Cash Flows -
                Six Months Ended December 24, 1994
                and December 25, 1993. .  . . . . . .       3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . .     4 - 5

     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . .     6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . .       9

     Item 6.  Exhibits and Reports on Form 8-K  . . .       9

                                                                  Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                              Dec. 24, 1994   June 25, 1994
                   ASSETS
Current assets:
   Cash and cash equivalents                     $ 14,111         15,670
   Receivables, principally trade, including
     notes receivable of $27.3 million at
     Dec. 24, 1994 and $42.8 million
     at June 25, 1994, less allowance for
     doubtful accounts of $6,841 at
     Dec. 24, 1994 and $5,369 at June 25,
     1994                                         117,996        160,714
   Inventories (note 3)                           204,094        198,467
   Other current assets                            20,881         14,758

        Total current assets                      357,082        389,609
Investments (note 5)                              102,709         72,105
Property, plant and equipment, net                201,122        204,783
Other assets                                       44,177         49,935
                                                 $705,090        716,432

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                        $  1,900         12,798
    Subordinated loan certificates                 25,724         25,079
    Current maturities of long-term debt           27,214         35,405
                                                   54,838         73,282
   Accounts payable                               103,755        117,926
   Accrued compensation and related expenses       35,770         26,431
   Patronage refunds and equity payable             4,474         14,588
   Interest left on deposit                         8,990          9,340
   Other current liabilities                        2,973          8,195
        Total current liabilities                 210,800        249,762
Long-term debt, excluding current maturities      106,568        109,817
Accrued postretirement benefit costs               34,488         34,488
Other liabilities                                   6,354            687
        Total liabilities                         358,210        394,754
Minority interest                                  25,023         25,016
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 79 at
    Dec. 24, 1994 and June 25, 1994                    79             79
   Patronage reserves                             214,159        213,798
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $14.3 million) (note 5)                     22,921           -
   Retained earnings                               84,698         82,785
        Total patrons' and other equity           321,857        296,662
Contingent liabilities (note 7)
                                                 $705,090        716,432

             See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                  Three Months Ended     Six Months Ended
                                  Dec. 24,   Dec. 25,    Dec. 24,  Dec. 25,
                                   1994        1993        1994      1993
Net sales volume                  $362,384   348,075     760,346   706,854
Cost of sales                      332,020   307,819     689,951   626,128
   Gross margins                    30,364    40,256      70,395    80,726

Distribution, administrative
 and general expenses               32,571    30,052      62,450    58,163
   Net operating margins            (2,207)   10,204       7,945    22,563
Other income (deductions):
  Interest income                    2,117     1,634       4,345     3,415
  Interest expense                  (3,421)   (3,116)     (7,161)   (6,862)
  Equity in earnings (loss) of
   partnership (note 4)             (1,463)      227      (5,541)   (2,544)
  Gain on sale of investment          -         -          2,014      -
  Miscellaneous, net                 1,427     1,966       4,610     3,017
                                    (1,340)      711      (1,733)   (2,974)
   Margins (loss) before
    income taxes, minority
    interest and cumulative
    effect of change in
    accounting principle            (3,547)   10,915       6,212    19,589
Income tax expense (benefit)        (1,401)    4,110       2,015     6,542
   Margins (loss) before
    minority expense and
    cumulative effect of
    change in accounting
    principle                       (2,146)    6,805       4,197    13,047

Minority interest                       10      (344)       (227)     (960)
   Margins (loss) before
    cumulative effect of
    change in accounting
    principle                       (2,136)    6,461       3,970    12,087
Cumulative effect of change in
  accounting for income taxes
  (note 6)                            -         -           -        5,339
   Net margins (loss)             $ (2,136)    6,461       3,970    17,426




             See Accompanying Notes to Consolidated Financial Statements.


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)
                                                  Six Months Ended
                                                  Dec. 24,   Dec. 25,
                                                    1994       1993
Cash flows from operating activities:
  Net margins                                     $  3,970     17,426
  Non-cash items included in net margins:
     Depreciation and amortization                  18,836     18,117
     Cumulative effect of change in accounting
        principle                                     -        (5,339)
     Equity in loss of partnership                   5,541      2,544
     Gain on sale of investment                     (2,014)      -

     Deferred income tax benefit                    (2,488)    (2,539)
     Other                                            (704)      (431)
  Changes in operating assets and liabilities:
     Receivables                                    42,718     17,623
     Inventories                                    (5,627)    (8,343)
     Other current assets                           (4,211)    (3,695)
     Accounts payable and accrued expenses         (10,053)    14,729
     Interest left on deposit                         (350)    (4,697)
        Net cash provided by operating activities    45,618    45,395

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (15,172)   (18,818)
  Proceeds from disposal of investments              3,550      1,770
  Other, net                                        (1,830)    (1,759)
        Net cash used in investing activities      (13,452)   (18,807)

Cash flows from financing activities:
  Short-term borrowings (repayments), net          (10,253)     1,458
  Proceeds from long-term debt                       8,380     10,666
  Principal payments of long-term debt             (19,820)   (15,248)
  Patronage refunds and other equity paid in cash  (12,032)   (16,780)
        Net cash used in financing activities      (33,725)   (19,904)

        Net change in cash and cash equivalents     (1,559)     6,684

Cash and cash equivalents at beginning of period    15,670     31,086

Cash and cash equivalents at end of period        $ 14,111     37,770

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)        $  6,229     12,677
     Income taxes                                 $  8,918      8,152



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

3. Inventories consist of the following:

                                    Dec. 24, 1994      June 25, 1994
     Merchandise for sale             $ 70,991             65,795
     Live poultry and hogs              68,953             75,600
     Marketable products                33,055             30,090
     Raw materials and supplies         31,095             26,982
                                      $204,094            198,467

4.   Gold Kist  has a 33%  interest in Golden  Peanut Company,  a
     Georgia general partnership.   Gold Kist's investment in the
     partnership was $14.6 million at December 24, 1994 and $20.1 million at June 25, 1994.

     Summarized operating statement information of  Golden Peanut
     Company is shown below:

                             Three Months Ended     Six Months Ended
                            Dec. 24,    Dec. 25,   Dec. 24,    Dec. 25,
                              1994       1993        1994        1993
     Net sales and other
       operating income     $107,225     96,836     200,980    198,167
     Costs and expenses      111,856     96,170     217,603    205,813
       Net earnings (loss)    (4,631)       666     (16,623)    (7,646)

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

     The fair value of the marketable equity security at December 24, 1994 was $58.7 million, which represented a gross unrealized gain of $37.2 million. The gross unrealized gain for the six month period ended December 24, 1994 was $16.7 million, which has been included as a separate component of patron's and other equity in the accompanying balance sheet net of deferred income taxes.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales for the three and six month periods ended December 24, 1994 increased 4.1% and 7.6%, respectively, as compared to the same periods a year ago. The Poultry segment had net sales increases of 4.6% and 7.6%, respectively, for the three and six months ended December 24, 1994. The sales increase for the current quarter resulted from a 10.5% increase in pounds of broilers sold, which was partially offset by a 7.2% decrease in average selling prices. For the six months ended December 24, 1994, average selling prices declined approximately 3.7% from the comparable period last year and sales volume was up 12.6%.

The increase in pounds of broilers sold in the current fiscal year was the result of additional processing capacity that came on line in the prior fiscal year. The decline in average selling prices for the current periods presented was due primarily to increased supplies of competing meats; particularly pork and to a lesser extent beef, and an estimated 7% increase in U.S. broiler production.

The Agri-Services segment had net sales increases of approximately 2.2% for the current quarter and 7.2% for the six months ended December 24, 1994. The current quarter's sales increase resulted from increased chemical sales, which was partially offset by reduced sales of animal feeds due to favorable fall pasture conditions. Sales growth was hampered by the closing of four suburban retail stores at the end of the preceding quarter. The year-to date net sales increase reflected the increase in sales of crop protection chemicals related to the increase in Southeast cotton production and higher fertilizer sales prices.

Net Operating Margins

The Association had a net operating loss of $2.2 million for the three months ended December 24, 1994 as compared to a net operating margin of $10.2 million for the comparable period last fiscal year. For the six months ended December 24, 1994, net operating margins were $7.9 million as compared to $22.6 million in the same period a year ago. For the three and six month periods ended December 24, 1994, the Poultry segment had net operating margins of $4.9 million and $21.6 million, respectively, as compared to $14.1 million and $32.4 million, respectively, in the comparable periods a year ago. The decline in Poultry margins for the current quarter was the result of lower average selling prices and slightly higher processing costs related to a plant expansion program completed last fiscal year. The impact of the decline in market prices was partially offset by lower feed ingredient costs. Feed ingredient costs for the current quarter declined about 8.5% as compared to the same quarter last fiscal year. In addition, the Poultry segment's net operating margin for the current quarter included a $2.0 million loss in its pork grow-out operation due to lower prices for market hogs.

The Agri-Services segment had net operating losses of approximately $5.4 million and $10.5 million, respectively, for the three and six month periods ended December 24, 1994 as compared to $2.6 million and $6.8 million, respectively, in the same periods a year ago. The increase in the net operating loss for the quarter ended December 24, 1994, as compared to the same quarter in the prior year, was due primarily to closed retail store expenses and increases to the segment's allowance for doubtful accounts. In addition, the segment incurred increased operating expenses related to the expansion of its forestry fertilizer application operation.

Other Income (Deductions)

Interest income was $2.1 million for the quarter ended December 24, 1994, which represented an increase of $483,000 as compared to the same quarter last year. The increase resulted primarily from increased crop loans and extended terms provided to retail patrons and customers of the Association. Interest expense was $3.4 million for the quarter ended December 24, 1994, up $305,000 from the comparable quarter last year as a result of higher interest rates.

Equity in loss of partnership totaling $1.5 million represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended December 24, 1994. This compared to a gain of $227,000 for the same quarter a year ago. The net losses for the current periods were due to weak domestic market prices for peanuts resulting from the large carryover of 1993 crop peanuts and the large 1994 peanut harvest. In addition, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

The  $2.0 million  gain  on sale  of  investment in  fiscal  1995 represents the sale of common stock in a regional fertilizer cooperative that converted to a publicly traded stock company.

Miscellaneous, net was $1.4 million for the three months ended December 24, 1994 as compared to approximately $2.0 million for the three months ended December 25, 1993. Miscellaneous, net includes patronage refunds in which the Association is a member and other dividends of $568,000, as well as a net loss of $544,000 related to the Association's equity participation in various agri-business related ventures. These businesses include a fertilizer distributor, a pecan processor and marketer and a foreign peanut trading company. The Association recorded a $900,000 gain related to these equity participations in the comparable quarter last fiscal year. Rental income of $653,000 was included in miscellaneous, net for the current quarter. Patronage refunds and rental income totaled $516,000 for the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks, and uncommitted lines of credit. At December 24 1994, the Association had unused available loan commitments to borrow additional amounts of $44.2 million and additional uncommitted facilities to provide loans and letters of credit of approximately $133.6 million. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at December 24, 1994.

Working capital and  the current  ratio were  $146.3 million  and
1.69 to 1, respectively, at December 24, 1994, as compared to $139.8 million and 1.56 to 1, respectively, at June 25, 1994. Patrons' equity at December 24, 1994 was $321.9 million as compared to $296.7 million at June 25, 1994. The increase in patrons' equity was primarily due to an accounting change for marketable equity securities held by the Association. The accounting change resulted in an increase in total assets and patrons' equity of $22.9 million, net of $14.3 million in deferred  income  taxes  (see Note  5  of  Notes to  Consolidated
Financial Statements). Cash and cash equivalents during the current six months decreased $1.6 million to $14.1 million at December 24, 1994. The decrease was primarily the result of expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. Patronage refunds and other equity payments included the redemption of 1974 notified equity of approximately $10.4 million. These items were substantially funded by net cash provided by operations of $45.6 million.

For the six months ended December 24, 1994, the Association's investment activities included $15.2 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations. The Association, including its non-cooperative subsidiaries, plans fiscal 1995 capital expenditures of approximately $76.0 million. These planned capital expenditures include expansion and technological advances in poultry production and processing, as well as other facility improvements and necessary replacements.

The Association believes cash and cash equivalents on hand at December 24, 1994 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1995.

                   PART II:  OTHER INFORMATION


Item 1. Legal Proceedings.

        The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 24, 1994 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit

        Designation of Exhibit
            in this Report              Description of Exhibit

                 27                     Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 24, 1994.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GOLD KIST INC.
                                              (Registrant)


Date      February 7, 1995
                                           Peter J.  Gibbons
                                        Vice President, Finance
                                       (Chief Financial Officer)


Date      February 7, 1995
                                           W. F. Pohl, Jr.
                                            Controller
                                      (Chief Accounting Officer)

                   PART II:  OTHER INFORMATION


Item 1. Legal Proceedings.

        The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 24, 1994 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit

        Designation of Exhibit
            in this Report              Description of Exhibit

                 27                     Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 24, 1994.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOLD KIST INC.
                                             (Registrant)


Date      February 7, 1995              /s/ Peter J. Gibbons
                                            Peter J. Gibbons
                                        Vice President, Finance
                                       (Chief Financial Officer)


Date      February 7, 1995              /s/ W. F. Pohl, Jr.
                                            W. F. Pohl, Jr.
                                              Controller
                                      (Chief Accounting Officer)