Form 10-Q
period 1995-03-25
GOLD KIST INC
filed 1995-05-09
CIK 215994

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


                       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 25, 1995

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


                                               Yes  X     No

                  GOLD KIST INC. AND SUBSIDIARIES


                               INDEX



                                                        Page No.
  Part  I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                  March 25, 1995 and June 25, 1994  . .     1

                Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                  March 25, 1995 and
                  March 26, 1994  . . . . . . . . . . .     2

                Consolidated Statements of Cash Flows -
                  Nine Months Ended March 25, 1995
                  and March 26, 1994. .   . . . . . . .     3

                Notes to Consolidated Financial
                  Statements  . . . . . . . . . . . . .   4 - 5

       Item 2.  Management's Discussion and Analysis of
                  Consolidated Results of Operations and
                  Financial Condition   . . . . . . . .   6 - 8

  Part II.  Other Information

       Item 1.  Legal Proceedings . . . . . . . . . . .     9

       Item 6.  Exhibits and Reports on Form 8-K  . . .     9

                                                                     Page 1
  Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
           Statements       CONSOLIDATED BALANCE SHEETS
                              (Amounts in Thousands)
                                   (Unaudited)
                                                March 25, 1995   June 25, 1994
                     ASSETS
  Current assets:
     Cash and cash equivalents                     $ 16,159         15,670
     Receivables, principally trade, including
       notes receivable of $23,099 at March 25,
       1995 and $42,842 at June 25, 1994, less
       allowance for doubtful accounts of
       $6,947 at March 25, 1995 and $5,369 at
       June 25, 1994                                133,107        160,714
     Inventories (note 3)                           246,295        198,467
     Other current assets                            22,008         14,758
          Total current assets                      417,569        389,609
  Investments (note 5)                               93,739         72,105
  Property, plant and equipment, net                211,066        204,783
  Other assets                                       44,186         49,935
                                                   $766,560        716,432

          LIABILITIES AND EQUITY
  Current liabilities:
     Notes payable and current maturities of
      long-term debt:
      Short-term borrowings                        $ 45,800         12,798
      Subordinated loan certificates                 26,342         25,079
      Current maturities of long-term debt           26,689         35,405
                                                     98,831         73,282
     Accounts payable                               126,145        117,926
     Accrued compensation and related expenses       36,017         26,431
     Patronage refunds and equity payable               549         14,588
     Interest left on deposit                        10,334          9,340
     Other current liabilities                         -             8,195
          Total current liabilities                 271,876        249,762
  Long-term debt, excluding current maturities      105,833        109,817
  Accrued postretirement benefit costs               36,565         34,488
  Other liabilities                                   6,585            687
          Total liabilities                         420,859        394,754
  Minority interest                                  24,331         25,016
  Patrons' and other equity:
     Common stock, $1.00 par value - Authorized
      500 shares; issued and outstanding 79 at
      March 25, 1995 and June 25, 1994                   79             79
     Patronage reserves                             214,568        213,798
     Unrealized gain on marketable equity
      security (net of deferred income taxes
      of $12,243) (note 5)                           19,582           -
     Retained earnings                               87,141         82,785
          Total patrons' and other equity           321,370        296,662
  Contingent liabilities (note 7)
                                                   $766,560        716,432

            See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                     (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                     Mar. 25,  Mar. 26,  Mar. 25,   Mar. 26,
                                       1995      1994      1995       1994
  Net sales volume                  $389,770   391,380   1,150,116  1,098,234
  Cost of sales                      353,027   358,415   1,042,978    984,543
     Gross margins                    36,743    32,965     107,138    113,691
  Distribution, administrative
   and general expenses               32,642    30,286      95,092     88,449

     Net operating margins             4,101     2,679      12,046     25,242
  Other income (deductions):
    Interest income                    1,662     1,049       6,007      4,464
    Interest expense                  (3,670)   (2,532)    (10,831)    (9,394)
    Equity in earnings (loss) of
     partnership (note 4)               (402)    1,052      (5,943)    (1,492)
    Gain on sales of investments       1,056      -          3,070       -
    Miscellaneous, net                 3,515       759       8,125      3,776
                                       2,161       328         428     (2,646)
     Margins before income
      taxes, minority interest
      and cumulative effect of
      change in accounting
      principle                        6,262     3,007      12,474     22,596
  Income taxes expense (benefit)       2,139       789       4,154      7,331
     Margins before minority
      expense and cumulative
      effect of change in
       accounting principle            4,123     2,218       8,320     15,265

  Minority interest                     (235)      361        (462)      (599)
     Margins before cumulative
      effect of change in
      accounting principle             3,888     2,579       7,858     14,666
  Cumulative effect of change in
    accounting for income taxes
    (note 6)                            -         -           -         5,339
     Net margins                    $  3,888     2,579       7,858     20,005



            See Accompanying Notes to Consolidated Financial Statements.

                                                                      Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)
                                                    Nine Months Ended
                                                    Mar. 25,   Mar. 26,
                                                      1995       1994
  Cash flows from operating activities:
    Net margins                                     $  7,858     20,005
    Non-cash items included in net margins:
       Depreciation and amortization                  28,386     27,506
       Cumulative effect of change in accounting
          principle                                     -        (5,339)
       Equity in loss of partnership                   5,943      1,492
       Gain on sale of investments                    (3,070)      -
       Deferred income tax benefit                    (2,430)    (2,543)
       Other                                           2,922       (361)
    Changes in operating assets and liabilities:
       Receivables                                    27,607      3,025
       Inventories                                   (47,828)   (31,653)
       Other current assets                           (3,675)    (1,830)
       Accounts payable and accrued expenses           7,577     26,201
       Interest left on deposit                          994     (4,359)
       Deposit for income taxes                         -        (5,038)
          Net cash provided by operating activities    24,284    27,106

  Cash flows from investing activities:
    Acquisitions of property, plant and equipment    (35,128)   (28,970)
    Proceeds from disposal of investments              8,884      1,770
    Other, net                                        (1,198)     1,346
          Net cash used in investing activities      (27,442)   (25,854)

  Cash flows from financing activities:
    Short-term borrowings (repayments), net           34,265      1,415
    Proceeds from long-term debt                      10,698     15,650
    Principal payments of long-term debt             (23,398)   (16,759)
    Patronage refunds and other equity paid in cash  (17,918)   (21,465)
          Net cash provided by (used in) financing
             activities                                3,647    (21,159)

          Net change in cash and cash equivalents        489    (19,907)

  Cash and cash equivalents at beginning of period    15,670     31,086

  Cash and cash equivalents at end of period        $ 16,159     11,179

  Supplemental disclosure of cash flow data:
    Cash paid during the periods for:
       Interest (net of amounts capitalized)        $ 11,130     14,282
       Income taxes                                 $ 16,009     13,790


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

  3. Inventories consist of the following:

                                      March 25, 1995     June 25, 1994
       Merchandise for sale             $105,121             65,795
       Live poultry and hogs              71,488             75,600
       Marketable products                37,322             30,090
       Raw materials and supplies         32,364             26,982
                                        $246,295            198,467

  4.   Gold Kist has a  33% interest in Golden Peanut  Company, a
       Georgia  general partnership.   Gold Kist's  investment in
       the partnership was $14.2 million at March 25, 1995 and $20.1 million at June 25, 1994.

       Summarized  operating  statement  information   of  Golden
       Peanut Company is shown below:

                               Three Months Ended     Nine Months Ended
                              Mar. 31,    Mar. 31,   Mar. 31,    Mar. 31,
                                1995        1994       1995        1994
       Net sales and other
         operating income     $101,518    122,540     302,498    320,707
       Costs and expenses      102,724    119,393     320,327    325,206
         Net earnings (loss)  $ (1,206)     3,147     (17,829)    (4,499)

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

       The fair value of the marketable equity security at March 25, 1995 was $52.3 million, which represented a gross unrealized gain of $31.8 million. The gross unrealized gain for the quarter ended March 25, 1995 decreased $6.4 million due to a 7% decline in the market value of the equity security and the sale of approximately 3% of the Association's holdings in the quarter ended March 25, 1995. The gross unrealized gain for the nine month period ended March 25, 1995 was $10.3 million, which has been included as a separate component of patron's and other equity in the accompanying balance sheet net of deferred income taxes.

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

  ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION


  RESULTS OF OPERATIONS

  Net Sales Volume

  The Association's net sales volume of approximately $390.0 million for the quarter ended March 25, 1995 declined slightly (less than one percent) as compared to the same quarter last fiscal year. For the nine months ended March 25, 1995, the Association's net sales volume increased 4.7% as compared to the same period a year ago. The Poultry segment had a net sales decrease of 1.5% for the three months ended March 25, 1995 as compared to the same quarter last fiscal year. The net sales volume decrease for the current quarter resulted from a 5.9% decrease in average selling prices, which was partially offset by a 4.0% increase in pounds of poultry marketed. For the nine months ended March 25, 1995, pounds of poultry products sold increased 9.6% as compared to the prior year and average selling prices declined approximately 4.4%.

  The increase in pounds of broilers sold in the current fiscal year was the result of additional processing capacity completed in the prior fiscal year. The decline in average selling prices for the current periods presented was due
  primarily   to   increased   supplies   of   competing   meats;
  particularly pork and to a lesser extent beef, and an estimated 6.6% increase in U.S. broiler production.

  The Agri-Services segment had net sales increases of approximately 2.9% for the current quarter and 5.4% for the nine months ended March 25, 1995. The current quarter's sales increase resulted from increased fertilizer and chemical sales, which was partially offset by reduced sales of animal feeds due to favorable pasture conditions and lower market prices. Despite the acquisition of seven retail and wholesale farm supply operations in Mississippi, Louisiana and Texas during the quarter ended March 25, 1995, wet weather conditions in the Southeast and Delta region delayed net sales volume associated with spring plantings until the final two weeks of the quarter ended March 25, 1995. Also, sales growth was hampered by the closing of four suburban retail stores at the end of the quarter ended September 25, 1994. The year-to date net sales increase reflected the increase in sales of crop protection chemicals related to the increase in Southeast cotton production and higher fertilizer sales prices.

  Net Operating Margins

  The Association had a net operating margin of $4.1 million for the three months ended March 25, 1995 as compared to a net operating margin of $2.7 million for the comparable quarter last fiscal year. For the nine months ended March 25, 1995, net operating margins were $12.0 million as compared to $25.2 million in the same period a year ago. For the three and nine month periods ended March 25, 1995, the Poultry segment had net operating margins of $4.4 million and $26.0 million, respectively, as compared to $1.1 million and $33.5 million, respectively, in the comparable periods a year ago. The increase in Poultry margins for the quarter ended March 25, 1995 was the result of lower feed ingredient costs and improved processing efficiencies, which were partially offset by lower average selling prices. Feed ingredient costs for the current quarter declined approximately 17.4%
  as compared to the same quarter last fiscal year. For the nine months ended March 25, 1995, feed ingredient costs declined 7.4% below the comparable period a year ago due to the large U.S. corn harvest in the fall of 1994. In addition, the Poultry segment's net operating margin for the current quarter included a $562,000 loss in its pork grow-out operation due to lower prices for market hogs.

  The Agri-Services segment had net operating margins of approximately $1.5 million and $3.2 million, respectively, for the three months ended March 25, 1995 and March 26, 1994. The decrease in net operating margins for the quarter ended March 25, 1995, as compared to the same quarter in the prior year, was due primarily to increased operating costs associated with the acquisition of new retail operations, slightly lower gross margins on fertilizer products, and the weather delayed spring plantings discussed previously. Also the start-up of a Cotton Division to procure, gin and market southeastern cotton contributed to the increase in expenses. Net operating losses for the nine months ended March 25, 1995 were $9.0 million as compared to $3.6 million in the same period a year ago.

  Other Income (Deductions)

  Interest income was $1.7 million for the quarter ended March 25, 1995, which represented a $613,000 increase as compared to the same quarter last year. The increase resulted primarily from increased crop loans and extended terms provided to retail farm supply patrons and customers of the Association. Interest expense was $3.7 million for the quarter ended March 25, 1995, an increase of $1.1 million from the comparable quarter last year as a result of higher interest rates and increased borrowings.

  Equity  in loss  of  partnership  of $402,000  represented  the
  Association's prorata share of Golden Peanut Company's net loss for the quarter ended March 25, 1995. This compared to a gain of approximately $1.1 million for the same quarter a year ago. The net losses for the current periods were due to weak domestic market prices for peanuts resulting from the large carryover of 1993 crop peanuts and the large 1994 peanut harvest. In addition, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

  The approximate $1.1 million gain on sale of investments for the quarter ended March 25, 1995 represents the sale of marketable equity securities held by the Association. (See
  Note 5 of Notes to Consolidated Financial Statements). The gain on sale of investments for the nine months ended March 25, 1995 includes a $2.0 million gain on sale of investments, which represents the sale of common stock in a regional fertilizer cooperative.

  Miscellaneous, net was $3.5 million for the three months ended March 25, 1995 as compared to $759,000 for the three months
  ended  March 26,  1994.   Miscellaneous,  net  for the  quarter
  ended March 25, 1995 includes patronage refunds in which the Association is a member and other dividends of $3.3 million, as well as a net gain of $292,000 related  to the Association's
  equity   participation   in   various   agri-business   related
  ventures.  These businesses include  a  pecan processor and marketer
  and  a foreign  peanut trading company.   Rental income of $323,000
  was  included in miscellaneous,  net   for  the  current quarter.
  Patronage refunds, rental income,  and gains associated with other
  agri-business   ventures  were   approximately  $552,000  for the
  comparable quarter in the prior fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES

  The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a revolving credit facility with a group of banks, and
  uncommitted  lines  of   credit.    At  March   25,  1995,  the
  Association had
  unused available loan commitments to borrow additional amounts of $40.0 million and additional uncommitted facilities to provide loans and letters of credit of approximately $105.5 million. The primary sources of external long-term financing are a note agreement with an insurance company and proceeds from the continuous offering of Subordinated Capital Certificates of Interest.

  Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at March 25, 1995.

  Working capital and  the current ratio were $145.7  million and
  1.54 to 1, respectively, at March 25, 1995, as compared to $139.8 million and 1.56 to 1, respectively, at June 25, 1994. Patrons' equity at March 25, 1995 was $321.4 million as compared to $296.7 million at June 25, 1994. As a result of an accounting change for marketable equity securities held by the Association, total assets at March 25, 1995 increased $31.8 million with an offsetting increase to patrons equity and deferred income taxes of $19.6 million and $12.2 million, respectively (see Note 5 of Notes to Consolidated Financial Statements). Cash and cash equivalents during the current nine months increased 3% to $16.2 million at March 25, 1995. Net cash provided by operations reflected a $47.8 million increase in the inventories related to the seasonal nature of the Agri-Services segment's operations. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. Patronage refunds and other equity payments included the redemption of 1974 notified equity of approximately $10.4 million. These items were substantially funded by net cash provided by operations of $24.3 million and short-term borrowings under the uncommitted facilities.

  For the nine months ended March 25, 1995, the Association's investment activities included $35.1 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and the acquisition of retail and wholesale farm supply operations. The Association, including its non-cooperative subsidiaries, plans fiscal 1995 capital expenditures of approximately $87.0 million. These planned capital expenditures include expansion and technological advances in poultry production and processing, as well as other facility improvements and necessary replacements. Planned capital expenditures of $50.0 million for fiscal 1996 include approximately $10.0 million for the completion of a cotton gin and warehouse operation.

  The Association believes cash and cash equivalents on hand at March 25, 1995 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1995.

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

  Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit

          Designation of Exhibit
              in this Report              Description of Exhibit

                   27                     Financial Data Schedule

      (b) Reports  on Form  8-K.   Gold  Kist  has not  filed any
          reports  on Form  8-K  during  the three  months  ended
          March 25, 1995.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GOLD KIST INC.
                                       (Registrant)


  Date      May 9, 1995
                                      Peter J. Gibbons
                                   Vice President, Finance
                                   (Chief Financial Officer)


  Date      May 9, 1995
                                       W. F. Pohl, Jr.
                                         Controller
                                   (Chief Accounting Officer)

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

  Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit

          Designation of Exhibit
              in this Report              Description of Exhibit

                   27                     Financial Data Schedule

      (b) Reports  on Form  8-K.   Gold  Kist  has not  filed any
          reports  on Form  8-K  during  the three  months  ended
          March 25, 1995.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GOLD KIST INC.
                                        (Registrant)


  Date      May 9, 1995              /s/ Peter J. Gibbons
                                         Peter J. Gibbons
                                     Vice President, Finance
                                    (Chief Financial Officer)


  Date      May 9, 1995             /s/ W. F. Pohl, Jr.
                                        W. F. Pohl, Jr.
                                          Controller
                                   (Chief Accounting Officer)