Form 10-K
period 1995-07-01
GOLD KIST INC
filed 1995-09-22
CIK 215994

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ---------------

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 1, 1995

                                      OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 2-62681

                                GOLD KIST INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ---------------

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

                               ---------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

                               ---------------

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

                               ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          TABLE OF CONTENTS

    Item                                                                  Page
    ----                                                                  ----

1.  Business (and Properties) . . . . . . . . . . . . . . . . . . .       1


2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .       11


3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .       11


4.  Submission of Matters to a Vote of Security Holders . . . . . .       11


5.  Market for Registrant's Common Equity and Related
     Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .       11

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .       12


7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . .       13

8.  Financial Statements and Supplementary Data . . . . . . . . . .       18


9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure . . . . . . . . . . . . . . . . . . .       36

10.  Directors and Executive Officers of the Registrant  . . . . . .      36


11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . .      38


12.  Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . .      41


13.  Certain Relationships and Related Transactions. . . . . . . . .      41

14.  Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .      42

                                GOLD KIST INC.

             ANNUAL REPORT FOR THE FISCAL YEAR ENDED JULY 1, 1995


                                    PART 1
                                    ------

Item 1.  Business (and Properties).

         Gold Kist Inc. ("Gold Kist" or the "Association") is a diversified agricultural membership cooperative association, headquartered in Atlanta, Georgia. It was incorporated without capital stock in 1936 under the Georgia Cooperative Marketing Act. The name of the Association was changed in 1970 from Cotton Producers Association to Gold Kist Inc. In April 1985, the Articles of Incorporation and By-Laws of the Association were amended to provide for a class of common stock and a class of preferred stock as authorized by the Georgia Cooperative Marketing Act. Each member is issued one share of common stock only, as evidence of membership and the right to one vote as long as the member maintains status as an active member. Only members may hold the common stock, which is nontransferable and receives no dividends.

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

         Gold Kist offers both cooperative marketing and cooperative purchasing services to its member patrons. Farm commodities are marketed by Gold Kist on behalf of members. Similarly, Gold Kist manufactures or processes many products purchased for its members. The standard Membership, Marketing, and/or Purchasing Agreement which is entered into between each member and Gold Kist does not require the member to market his agricultural products or to purchase farm supplies through Gold Kist. Under the agreement, Gold Kist undertakes to market for the member agricultural products delivered which are of a type marketed by Gold Kist and to purchase or manufacture and sell to the member such farm supplies as the member requires, provided it is advantageous for Gold Kist to handle such supplies in the interest of the membership. The Association also does business with non-members and engages in non-cooperative activities through subsidiaries and partnerships. AgraTrade Financing, Inc., a wholly-owned subsidiary of Gold Kist, provides financing to members and non-members doing business with Gold Kist and its subsidiaries and partnerships. Financing is extended for poultry and pork housing construction and for certain farm commodity crop production.

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

         Gold Kist's business is conducted in two industry segments. See Note 10 of Notes to Consolidated Financial Statements. The Poultry segment conducts broiler and pork production operations, providing both marketing and purchasing services to its cooperative patrons. The Agri-Services segment purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, that segment serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain and is engaged in the purchase, sale, processing and storage of cotton. Gold Kist is also a partner in a major peanut processing and marketing business and in a pecan processing and marketing business.

                                    POULTRY


Broilers


     Gold Kist conducts its poultry operations through six Gold Kist cooperative broiler divisions, through its 73% majority-owned public subsidiary, Golden Poultry Company, Inc. ("Golden Poultry"), and through its partnership interest in Carolina Golden Products Company ("Carolina Golden").


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

     Golden Poultry owns and operates three integrated poultry processing complexes in Russellville, Alabama, Douglas, Georgia, and Sanford, North Carolina. Each of these complexes contracts for poultry production with nonmembers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities. Golden Poultry operates two separate distribution facilities in Durham, North Carolina, and Pompano Beach, Florida.

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

     The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. As an integral part of its feed ingredient purchasing strategy, Gold Kist attempts to limit the effects and risk of fluctuations in feed ingredient costs (i.e., corn and soy) through varying amounts of commodity trading transactions in the agricultural commodity futures and options market. Commodity trading transactions, which are a common industry practice, have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cast as a result of these changes as compared to cost in the cash market. Gold Kist places limitations on the volume of futures and options trading positions based on projected usage of these commodities. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements and have not been significant in relation to the total product cost. See Note 1 (c) of Notes to Consolidated Financial Statements.

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

                      Fiscal Year Ended (000's Omitted)
                      ---------------------------------

                  June 26,         June 25,         July 1,
                    1993             1994             1995
                  --------         --------         -------

Broiler Products
----------------
Volume           $1,041,175       $1,152,252      $1,226,104
Percentage (%)         74.3             73.8            72.6


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

                                 AGRI-SERVICES

      Gold Kist purchases, manufactures and processes fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products are distributed through approximately 92 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist serves as a contract procurement agent for, and storer of, farm commodities such as soybean and grain.

Retail Stores

      The Gold Kist retail store operation is conducted in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas.

      The typical Gold Kist store is a complete farm supply center offering for sale many types of feeds, animal health products, fertilizers, pesticides, seeds, farm supplies and equipment. It also offers services such as customized fertilizer spreading, field mapping, soil testing, insect scouting, and agronomic and animal nutrition advice.

      The competition for retail sales faced by Gold Kist stores varies greatly from locality to locality. Some compete with other purchasing cooperatives, hardware and farm supply stores, and retail outlets owned or affiliated with major fertilizer, agricultural chemical and feed manufactures. In some areas these competing manufacturers sell directly to farmers. Price competition is important for many items. The Gold Kist stores emphasize service to the customer.

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

      Gold Kist, operates a system of receiving and storage facilities for handling unprocessed farm commodities such as soybeans corn and other grains. Approximately 98% of Gold Kist's storage facilities are licensed by the federal or state government and can issue negotiable warehouse receipts. Pursuant to a five-year grain handling agreement which terminates in 2000, Gold Kist utilizes these facilities and assets exclusively as independent buying points operating on a commission basis for the Archer Daniels Midland Company.

Fertilizers and Chemicals

      Gold Kist distributes granular, blended and liquid fertilizers and fertilizer materials. Each type is purchased or produced in varying compositions depending upon the ultimate use of the product as a plant food. The Association owns and operates five fertilizer plants in addition to other blending facilities at certain Gold Kist stores where fertilizer ingredients are physically mixed to a custom formula. Gold Kist leases or owns terminal facilities at which fertilizer materials are warehoused for resale through Gold Kist stores and private dealers. Granular fertilizers are purchased and distributed in bagged and bulk form. In addition to traditional agricultural customers, Gold Kist markets fertilizers and chemicals to, and provides application services for, forestry, turf and industrial customers.

      Gold Kist is a member of CF Industries, Inc., a cooperative owned by reginal cooperatives, which produces and supplies fertilizer materials to its members. For the fiscal year ended July 1, 1995, Gold Kist purchased approximately 32% of its fertilizer materials and products at market prices from CF Industries. The remaining fertilizer materials and products were purchased from more than 50 other suppliers.

      Gold Kist competes for fertilizer sales with the major fertilizer manufacturers, wholesalers and brokers. Competition is largely on the basis of price and service. Gold Kist markets premium grade fertilizers under its trademarks Growers Pride(R), Living Lawn(R), and Garden Gold(R), Gold Kist also markets a premium growing medium composed of soil materials and fertilizer nutrients under its trademark Garden on the Spot(R).

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

                                  Fiscal Year Ended (000's Omitted)
                                  ---------------------------------

                             June 26,          June 25,           July 1,
                               1993              1994              1995
Fertilizer
and Chemicals
-------------

Volume                       $173,778          $211,218           $268,625
Percentage (%)                  12.4              13.5               15.9


Pet Food, Feed and Animal Health

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

     In the fiscal year ended July 1, 1995, Gold Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produces and markets approximately 135 different feeds, including customer blended feeds and feeds containing various medications. Pro Balanced(R) is a dairy feed sold through a special program which includes survey and analysis of feed ingredients needed for a particular herd. Gold Kist offers a similar program for swine feed. Pro Balanced is a registered trademark of Gold Kist. Gold Kist also markets dog food under the Pro Balanced and Performance Plus(R) trademarks through independent dealers and under the Gold Kist and Pro Balanced and Performance Plus(R) trademarks through Gold Kist retail stores. Aquaculture feed products, primarily feed for commercial fish farming operations, also form a portion of Gold Kist's feed business. Gold Kist purchases all animal health products that it distribute.

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

Cotton

     In fiscal 1995, the Association began cotton ginning and storage operations in Georgia. Cotton ginning facilities are operated at Byromville and DeSoto, Georgia. New ginning and storage facilities are under construction at Statesboro, Georgia and a central storage warehouse is under construction in Moultrie, Georgia. The Association will provide ginning and storage services to members and will market cotton purchased from members to domestic and foreign textile mills.

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

Pecans

     Gold Kist is a partner in Young Pecan Company, a pecan processing and marketing business headquartered in Florence, South Carolina, in which the Association holds a 25% equity interest and a 35% earnings (loss) allocation. See Note 8 of Notes to Consolidated Financial Statements.

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


                                 EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended July 1, 1995, the approximate export sales volume of the primary export product line (poultry) was $70.1 million. During that period, export sales of poultry were mainly to customers in the Commonwealth of Independent States, Eastern Europe, the Far East, Mexico and the Caribbean area.

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


                                  PROPERTIES

     Gold Kist corporate headquarters building, completed in 1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N.E., Atlanta, Georgia. The land and building are owned by a partnership of Gold Kist and Cotton States Mutual Insurance Company in which partnership Gold Kist owns 54% of the equity. Gold Kist leases approximately 120,000 squares feet of the building from the partnership. See Note 3 of Notes to Consolidated Financial Statements.

     The Association's principal operating facilities are operated by its two industry segments, the Poultry segment and the Agri-Services segment.

Poultry

     Gold Kist owns and operates seven poultry processing plants which are located at Boaz, Trussville and Guntorsville, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. These plants have an aggregate weekly processing capacity of approximately 8,370,000 broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Scottsboro, Alabama; Live Oak, Florida; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, and Talmo, Georgia. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 9,700,000 chicks. Additionally, Gold Kist operates six feed mills to support its poultry operations; the mills have an aggregate annual capacity of 2,715,000 tons and are located in Guntersville and Jasper, Alabama; Calhoun, Cartersville, and Commerce, Georgia; and Live Oak, Florida.

     The Association's majority-owned subsidiary, Golden Poultry owns and operates three poultry processing plants in Douglas, Georgia, Sanford, North Carolina, and Russellville, Alabama. The Douglas plant has a weekly processing capacity of approximately 1,300,000 broilers on two shifts; the Sanford and Russellville plants have weekly processing capacities of approximately 850,000 broilers on two processing shifts. These plants are supported by hatcheries in Siler City, North Carolina (with a hatch capacity of 870,000 chicks per week), Douglas, Georgia (with a hatch capacity of approximately 1,350,000 chicks per week), and Russellville, Alabama (approximately 875,000 chicks per week). Additionally, Golden Poultry owns and operates poultry feed mills at Ambrose, Georgia, Bonlee, North Carolina, and Pride, Alabama, which have an aggregate annual capacity of 1,060,800 tons.

     Carolina Golden owns and operates a processing plant in Sumter, South Carolina with a weekly processing capacity of 1,400,000 broilers on two processing shifts. The Sumter plant is supported by a hatchery in Sumter, South Carolina with a hatch capacity of approximately 1,350,000 chicks per week. Carolina Golden operates a poultry feed mill at Sumter, South Carolina with an annual capacity of 338,000 tons.

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

Agri-Services

     In its retail store operations, Gold Kist operates Gold Kist stores at 23 locations in Alabama, one location in Arkansas, 6 locations in Florida, 44 locations in Georgia, one location in Louisiana, 2 locations in Mississippi, 14 locations in South Carolina and one location in Texas.

     For its fertilizer and chemicals business, the Association operates five fertilizer plants at Clyo and Cordele, Georgia, Athens and Hanceville, Alabama, and Greenville, Mississippi, and bulk chemical storage facilities at Moultrie, Georgia and Bishopville, South Carolina. Gold Kist utilizes chemical storage and distribution facilities at Alcolu, South Carolina, Lawrenceville and Sylvester, Georgia, Hanceville, Alabama and Carrollton and Buda, Texas and fertilizer distribution terminal facilities at Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Victoria, Texas.

     For its pet food, feed and animal health operations, Gold Kist operates four feed mills with an aggregate annual capacity of approximately 470,000 tons. The mills are located at Guntersville, Alabama; Flowery Branch and Valdosta, Georgia; and Gaston, South Carolina.

     Cotton ginning facilities are operated at Byromville and DeSoto, Georgia. New gin and storage facilities are under construction at Statesboro, Georgia and a central storage warehouse is under construction in Moultrie, Georgia.

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

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2000) and Nashville (lease expires December 31, 1995) and Chattanooga (terminable upon 30 days notice)
Tennessee: Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); Athens, Georgia, poultry processing plan vehicle parking area (lease expires February 29, 2001); pet food, feed and animal health product storage and distribution facilities in Lawrenceville, Georgia (lease expires November 13, 1996); Anadarko, Oklahoma peanut facility (lease expires November 30, 1996; subleased to Golden Peanut Company); grain procurement and storage facilities at Jackson, Tennessee (lease expires January 1, 1996); and retail store facilities at Albany (lease expires December 7, 1996), Athens (lease expires December 7, 1996), Byromville (lease expires March 15, 1999), Camilla (terminable upon 30 days' notice), DeSoto (lease expires March 15, 1999), Lafayette (lease expires March 14, 1996), and Oglethorpe (lease expires March 15, 1999), Georgia; Brundidge (terminable upon 30 days notice), Danville (lease expires January 31, 1997). Geraldine (lease expires January 31, 1988) and Jasper (lease expires May 31, 2002) Alabama; Columbia (leases renewable annually are currently scheduled to expire March 31, 1996 and October 30, 1996), Newberry (lease expires January 31, 1996) and Sumter (lease expires March 22, 1997) South Carolina; and Gainesville (lease expires December 7, 1996), Florida. Chemical storage and distribution facilities are leased at Buda (lease expires February 1, 1999) and Carrollton (lease expires March 31, 1996), Texas, and fertilizer storage and distribution space is also leased on a continuing as needed basis at terminals in Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Victoria, Texas.

                     ENVIRONMENTAL AND REGULATORY MATTERS

     Processing plants such as those operated by Gold Kist are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. Management believes that all major Gold Kist facilities and operations are adequately equipped to maintain compliance with current environmental and regulatory standards. Presently, management does not know of any material capital expenditures for environmental control facilities that will be necessary for the remainder of the current fiscal year and the next fiscal year in order to comply with current statutes and regulations. On January 29, 1992, the United States Environmental Protection Agency ("EPA") sent General Notice Letters designating Gold Kist and several other companies as potentially responsible parties (PRP's) for alleged environmental contamination at an Albany, Georgia site previously owned by Gold Kist. Gold Kist has responded to the General Notice Letter denying liability for the contamination. EPA has not indicated to Gold Kist how it intends to proceed with regard to the site. The State of South Carolina has designated as a CERCLA-South Carolina Hazardous Waste Management Site a landfill property near Bennettsville, South Carolina upon which residue from a January 1977 fire at the former Bennettsville, South Carolina Farmers Mutual Exchange warehouse was deposited. The Farmers Mutual Exchange of Bennettsville ("FMX") was merged into Gold Kist in April 1977. Investigations of this landfill have indicated insignificant contamination. Pursuant to a consent agreement with the State of South Carolina, Gold Kist will perform a site assessment to investigate potential sources of contamination and a feasibility study for remedial actions, if necessary, to address the results of the assessment activities. Gold Kist is unable to estimate at this time the cost of compliance, if any, to be required of Gold Kist for either location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

     The regulatory powers of various federal and state agencies, including the federal Food and Drug Administration, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.

                                HUMAN RESOURCES

     Gold Kist has approximately 15,700 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,100 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.

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

     Patronage refunds are distributed in the form of either qualified or nonqualified written notices of allocation (as defined for purposes of Subchapter T of the Internal Revenue Code). If qualified notices are used, at least 20% of each patronage refund is distributed in cash or by qualified check (as defined in the Internal Revenue Code) with the remainder distributed in patronage dividend certificates or written notices of allocated reserves, or any combination of these forms. A distribution to a patron made in the form of a qualified notice must be included in his gross income, at its stated dollar amount, for the taxable year in which he receives the distribution. If nonqualified notices are distributed, less that 20% of the refund can be distributed in cash or by qualified check and the patron is not required to include in gross income the noncash portion of the allocation. See Notes 1(f) and 6 of Notes to Consolidated Financial Statements.

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

                                INCOME TAXATION

     As a cooperative association entitled to the provisions of Subchapter T of the Internal Revenue Code, Gold Kist does not pay tax on net margins derived from member patronage transactions which are distributed to the members by check or in the form of qualified written notices of allocation within 8-1/2 months of the close of each fiscal year. To the extent that Gold Kist distributes nonqualified written notices of allocation, has income from transactions with nonmembers or has income from non-patronage sources, it will be taxed at the corporate rate. See

Notes l (f) and 6 of Notes to Consolidated Financial Statements.

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


ITEM 3.  LEGAL PROCEEDINGS.

         In January 1994, certain Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit, against the Association and Golden Poultry and certain directors, officers and employees of the companies. (Ronald Pete Windham and Windham
                                           -------------------------------
Enterprises, Inc. on their behalf and on behalf of and for the use and benefit
------------------------------------------------------------------------------
of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood,
----------------------------------------------------------------------
individually in his capacity as an officer of Gold Kist and a Director of Golden
--------------------------------------------------------------------------------
Poultry: et al).  The lawsuit alleges that the named officers, directors and
--------------
employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to Golden Poultry and Carolina Golden in connection with the creation of Golden Poultry and Carolina Golden and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a
                                                    -------
class action. Among the remedies requested are the transfer of Golden Poultry operations to Gold Kist as well as unspecified actual damages. The Association intends to defend the litigation vigorously.

In February 1994, other Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Walker County, Alabama, against the Association alleging short-weight deliveries of feed from the Gold Kist Guntersville, Alabama feed mill. (Garry Rowland on behalf of himself and a class of others similarly
        -------------------------------------------------------------------
situated v. Gold Kist Inc.)  In June 1994, the Court certified the litigation as
--------------------------
a class action. The Association intends to defend the litigation vigorously. The Association is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Association, or are not material in amount.

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

ITEM 6.  SELECTED FINANCIAL DATA.


                     SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended July 1, 1995 and "Consolidated Balance Sheet Data" as of June 29, 1991, June 27, 1992, June 26, 1993, June 25, 1994 and July 1, 1995 are
derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of June 25, 1994 and July 1, 1995 and for each of the years in the three-year period ended July 1, 1995, and the report thereon of KPMG Peat Marwick LLP, which is based partially upon the report of other auditors, are included elsewhere. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report, which refers to changes in accounting for income taxes and for certain investments in debt and equity securities, included elsewhere herein.

                                                          FOR FISCAL YEARS ENDED (000'S OMITTED)
                                                ----------------------------------------------------------
                                                JUNE 29,     JUNE 27,     JUNE 26,     JUNE 25,   JULY 1,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:        1991         1992         1993         1994      1995
                                                ----------   --------     -------      --------   --------

Net sales volume..............................  $1,259,033  1,300,906   1,400,566     1,561,034  1,688,537
                                                ==========  =========   =========     =========  =========
Interest expense..............................  $   18,437     18,545      17,163        13,924     17,525
                                                ==========  =========   =========     =========  =========
Margins (loss) before cumulative effect
   of accounting changes......................  $   32,933     (1,643)     27,238        34,065     11,751
Cumulative effect of changes in accounting:
   Income taxes (A)...........................  $      -          -           -           5,339         -
   Postretirement benefits other than pensions
    (net of $10,698 income tax benefit).......         -      (18,971)        -              -          -
                                                ----------  ---------   ---------     ---------  ---------
Net margins (loss)............................  $   32,933    (20,614)     27,238        39,404     11,751
                                                ==========  =========   =========     =========  =========

                                                                  AS OF (000'S OMITTED)
                                                 ---------------------------------------------------------
                                                 JUNE 29,    JUNE 27,    JUNE 26,      JUNE 25,   JULY 1,
CONSOLIDATED BALANCE SHEET DATA:                   1991        1992        1993          1994       1995
                                                  ------      -------     -------       -------    -------

Working capital...............................  $  114,652    108,045     140,629       139,847    146,585
                                                 =========   ========    ========      ========   ========
Total assets..................................  $  671,756    676,698     665,102       716,432    821,637
                                                 =========   ========    ========      ========   ========
Long-term liabilities.........................  $  146,183    159,449     152,792       144,992    178,777
                                                 =========   ========    ========      ========   ========
Total liabilities.............................  $  351,284    382,789     354,889       394,754    482,675
                                                 =========   ========    ========      ========   ========
Patrons' and other equity (B).................  $  296,940    271,456     285,620       296,662    314,990
                                                 =========   ========    ========      ========   ========
Current ratio.................................        1.56       1.48        1.70          1.56       1.48
                                                 =========   ========    ========      ========   ========
Ratio of long-term liabilities to
    total capitalization......................  %    32.99      37.00       34.85         32.83      36.21
                                                 =========   ========    ========      ========   ========

NOTE:
A.  See Note 6 of Notes to Consolidated Financial Statements.
B.  See Note 9(a) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     As with other perishable commodity businesses, the integrated poultry industry has demonstrated a cyclical nature with varying levels of profits, and to a lesser extent, losses over its 36 year history. Although the past twelve years have been a period of continued profitability with the exception of a brief period during 1992, net margins have varied from year to year in response to market fundamentals. The following addresses the various factors that have influenced poultry industry profitability during the past several years. Broiler market prices declined in 1991 and remained at low levels throughout 1992 as a result of the economic recession affecting the United States, the decline in poultry exports and excess industry supply. Improved market prices in 1993 and 1994 were the result of a general economic recovery in the United States and increased demand for poultry products. During 1995, broiler market prices declined due to the large supply of competing meats, such as beef and pork, and the continuation of broiler industry expansion. According to USDA estimates, the supply of broilers is expected to increase at a 6.6% rate in 1995 and a 6.2% rate in 1996 as compared to the 6.5% average annual increase between 1991 and 1994. In 1991, feed grain prices, which represent approximately 50% of total broiler production costs, moderated as a result of the favorable United States grain harvests. In 1992, market prices for corn and soybean meal increased as supplies came in balance with world demand. The record 1992 domestic corn harvest brought lower feed ingredient prices in 1993. In 1994, feed ingredient prices increased substantially as a result of the reduced corn harvest in 1993. As a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994, market prices for feed ingredients declined in 1995. Feed ingredient prices are expected to increase in 1996 due to poor spring planting conditions in the Midwest and difficult growing conditions during the summer of 1995. Management is unable to predict whether such conditions will continue in the future or to what extent cyclical pressures will affect the Association's operations.

     Historically, weather has had a significant impact on the farm economy and the operating results of the Association. Favorable weather conditions contributed to normal grain production in the United States, which contributed to lower commodity prices resulting in lower broiler production costs in 1991. Wet weather conditions in the Southeast during the 1991 spring planting season contributed to reduced planting of corn and soybean acreage. However, planted acreage of peanuts and cotton, although delayed by wet weather, increased in 1991 as compared to the prior year. Generally, favorable weather conditions throughout 1992 provided for a near perfect planting season in the Southeast, which contributed to improved 1992 operating results in the Agri-Services segment. Wet weather conditions in the Southeast during the 1993 spring planting season reduced corn and peanut acreage and were followed by early summer drought conditions. These inclement weather factors had a negative impact on 1993 Agri-Services operating results. Flooding in the Midwestern United States during the summer of 1993 severely impacted the domestic grain harvest and boosted feed ingredient prices to near record levels. Hot, dry weather conditions in the late summer of 1993 damaged pastures in the Southeast, which resulted in increased sales of agricultural products in 1994. In addition, favorable spring weather conditions contributed to increased planting activity in 1994. In 1995, generally favorable spring weather conditions in the Southeast contributed to increased sales of agricultural inputs in the Association's primary retail sales area. However, wet weather conditions in the Delta and Midwest regions of the U.S. negatively impacted market prices for corn, seed and certain fertilizers in areas where these products are sold through independent dealers and four of the Association's retail stores.

     Export sales for 1993, 1994 and 1995 were $27.5 million, $37.7 million and $70.1 million, respectively. In 1994 and 1995, export sales increased primarily as a result of the demand for poultry from the Commonwealth of Independent States and the Far East. Export sales of poultry products will be influenced by credit availability to foreign countries, political and economic stability, particularly in the Commonwealth of Independent States, Eastern European nations and Mexico, and the United States government's willingness to support the industry through export enhancements.

     The Association's operations are classified into two reportable business segments. See Note 10 of Notes to Consolidated Financial Statements. The discussion of results of operations relates the effects of these significant economic factors on those segments for each of the years in the three-year period ended July 1, 1995.



                             RESULTS OF OPERATIONS


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

     Net sales volume in the Agri-Services segment for 1994 was $377.3 million, an increase of $54.7 million or 16.9% as compared to 1993. Net margins from operations for 1994 were $8.5 million which represented a $6.6 million increase from 1993. The improvements were due primarily to increased sales of agricultural production inputs such as fertilizers, chemicals, seed and animal feeds through the Association's farm supply stores and independent dealers. Hot, dry weather conditions in 1993 damaged pastures in the Southeast, which resulted in increased sales of animal feeds in the fall and winter and led to increased plantings necessary to reestablish pastures. Also, contributing to these improvements was the increase in cotton acreage and generally favorable weather conditions for planting during the late winter and spring of 1994.

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

     The various components included in other income (deductions) represented a deduction of $4.3 million for 1994 as compared to income of $4.2 million for 1993. Interest income of $6.8 million for 1994 declined approximately $788,000 from 1993 due primarily to the sale of collateralized loans to an insurance company. See Note 8 of Notes to Consolidated Financial Statements. Interest expense for 1994 was $13.9 million as compared to $17.2 million in 1993. The $3.2 million decline was due primarily to an 11% reduction in average borrowings and lower interest rates. The Association's $1.1 million pro rata share of the Golden Peanut Company's 1994 loss (equity in loss of partnership) represented a significant portion of the decrease in other income (deductions) for 1994. Golden Peanut Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106) "Employers' Accounting for Postretirement Benefits other Than Pensions," resulting in a charge of $3.9 million to earnings in 1994. Also, the decline in Golden Peanut Company's 1994 operating results was related to the general oversupply situation that exists in the United States for domestic peanuts and the increase of peanut based foods imported into the United States. See Note 9(b) of Notes to Consolidated Financial Statements. Miscellaneous, net includes the Association's equity in the earnings of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. The Association recognized income for 1994 and 1993 of $250,000 and $1.6 million, respectively. The decline in the affiliate's net earnings was the result of lower market prices for foreign sourced peanuts. Miscellaneous, net for 1994 includes patronage refunds from other cooperatives and other dividends totaling $710,000 as compared to $2.9 million for 1993. Rental income of approximately $1.8 million was included in miscellaneous, net for 1994 and 1993.

     Fiscal 1995 Compared to Fiscal 1994

     The Association's accounting cycle resulted in 53 weeks of operations in 1995 and 52 weeks in 1994.

     Net sales volume for 1995 was $1.7 billion, which represented an 8.2% increase over the prior fiscal year. Net margins from operations, before general corporate expenses and other deductions, were $38.7 million as compared to $60.6 million for 1994. The decline in net margins from operations was due primarily to lower market prices for poultry products.

     The Poultry segment's net sales volume of $1.3 billion was up 6.0% from 1994 as a result of increased pounds of poultry sold, which was partially offset by lower average selling prices. The decline in average selling prices contributed to a 35% decline in net margins from operations to $34.1 million. The 4.9% decline in average selling prices for 1995 was due to excessive supplies of competing meats and increased broiler industry production. The impact of the decline in selling prices on net sales was offset by an 11.0% increase in poultry pounds sold. The decline in poultry net margins from operations was partially offset by an 8.6% decline in feed ingredient costs. Due to lower pork market prices, the poultry segment's Pork Division incurred a net loss of $3.7 million as compared to a net margin of $775,000 for 1994.

     In the Agri-Services segment, net sales volume for 1995 of $433.4 million increased 14.9% as compared to 1994 due to increased sales of agricultural production inputs, including fertilizer, chemicals and farm supplies sold through the Association's farm supply stores and independent dealers. Net margins from operations for 1995 were $4.6 million, down $3.9 million from 1994. The net sales increase for 1995 was due to increased sales prices for fertilizer, increased application in the Southeast related to the increase in cotton acreage and the addition of five retail outlets primarily in the Mississippi Delta region. The decline in net margins from operations for 1995 was due primarily to lower margins on seed corn sold in the Midwest, reduced gross margins on retail fertilizer sales and expenses related to the closing of four suburban retail stores.

     Distribution, administrative and general expenses for 1995 and 1994 were $131.4 million and $121.4 million, respectively, which represent 7.8% of net sales volume. The $10.0 million increase reflects the growth in the Agri-Services operations, which was partially offset by lower incentive compensation expenses related to the decrease in net operating margins.

     The various components included in other income (deductions) represented a deduction of $5.6 million for 1995 as compared to $4.3 million for 1994. Interest income of $8.8 million for 1995 increased $2.0 million as a result of increased crop financing for patrons and other customers. Interest expense for 1995 was $17.5 million as compared to $13.9 million in 1994 due to increased average borrowings of approximately 10.0% and higher interest rates on short-term borrowings. In 1995, interest expense includes $1.6 million related to income tax litigation. The Association's $9.6 million pro rata share of the Golden Peanut Company's 1995 loss (equity in loss of partnership) represented a significant portion of other income (deductions) for 1995. The decline in Golden Peanut Company's 1995 operating results was primarily the result of low peanut selling prices resulting from the general oversupply situation that exists for domestic and export peanuts, reduced U.S. consumption of peanut products and the increase of peanut based foods imported into the United States. See Note 9(b) of Notes to Consolidated Financial Statements. The $3.1 million gain on sale of investments represents the sale of common stock in two agricultural related entities. Miscellaneous, net for 1995 includes the Association's $1.7 million pro rata share in the loss of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. In 1994, the Association recognized income of $250,000 on this investment. Miscellaneous, net for 1995 includes $1.7 million representing the Association's equity in the earnings of a pecan processing and marketing enterprise in South Carolina. Miscellaneous, net for 1994 includes patronage refunds from other cooperatives and other dividends of $4.4 million as compared to $710,000 for 1994. Net rental income of approximately $2.0 million and $1.8 million, respectively, was included in miscellaneous, net for 1995 and 1994.

     In 1995 and 1994, the Association's combined federal and state effective tax rates were 51% and 30%, respectively. The effective tax rate for 1995 reflects $5.5 million of additional tax related to an adverse tax court decision. See Note 6 of Notes to Consolidated Financial Statements.


                              FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. The Association had unused loan commitments of $53.0 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $15.1 million at July 1, 1995. A $50.0 million unsecured line of credit is available beginning December 1, 1995 through May 31, 1996. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements. See Note 4 of Notes to Consolidated Financial Statements.

     Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.20:1, the ratio of senior funded debt to total capitalization not to exceed 40% and total funded debt to total capitalization not to exceed 50%. At July 1, 1995, Gold Kist's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.41:1, 21% and 36%, respectively. The loan agreements apply to the Association and its subsidiaries, excluding Golden Poultry. At July 1, 1995, the Association was in compliance with the agreements. See Note 4 of Notes to Consolidated Financial Statements.

     During 1993, net cash provided by operations and proceeds from long-term debt were used primarily to repay short-term and long-term borrowings of $76.7 million. The Association and its consolidated subsidiaries investment activities for 1993 included $23.3 million in expenditures for property, plant and equipment. The Association's use of cash included $4.8 million for cash patronage refunds and other equity payments as compared to $8.8 million in 1992. The expenditures for property, plant and equipment during 1993 included $17.5 million related to expansion and improvements in the poultry operations, as well as $5.5 million for the acquisition of retail stores, agricultural chemical distribution facilities, and a chemical application equipment manufacturer and distributor.

     In 1994, existing cash balances, proceeds from long-term debt and short-term borrowings, and net cash provided by operations of $36.8 million were used for capital expenditures, repayments of long-term debt, patronage refunds and other equity payments. Capital expenditures in 1994 included $32.7 million related to expansion and improvements in poultry operations, as well as $3.8 million for improvements to retail stores and other agricultural operations. During 1994, the Association had cash payments of approximately $22.7 million for patronage refunds and other equity payments. These payments included $10.2 million representing the redemption of Revolving Fund Certificates and Cumulative Preferred Capital Certificates of Interest with no fixed maturities.

     During 1995, uses of cash included capital expenditures of $61.8 million, $36.7 million for repayments of long-term debt and patronage refunds and other equity distributions of $19.5 million. The funds for these investing and financing activities were provided primarily by borrowings of approximately $110.0 million and to a lesser extent, cash provided by operating activities of $7.2 million and the sale of investments in marketable securities totaling $8.9 million. Capital expenditures in 1995 included $43.3 million related to expansion and improvement in poultry operations, as well as $18.0 million for the acquisition of Agri-Services operations, improvements to retail stores and the construction of cotton facilities.

     The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $90.0 million in 1996 that primarily include expenditures for expansion and technological advances in poultry production and processing and expansion into cotton ginning and warehousing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1996 capital expenditures with existing cash balances and cash provided by operating activities and additional long-term borrowings as needed. In 1996, management expects cash expenditures to approximate $12.0 million for equity redemptions. The Association believes cash on hand at July 1, 1995 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1996.

EFFECTS OF INFLATION

     The major factor affecting the Association's net sales volume and cost of sales is the change in commodity market prices for broilers, hogs, feed grains and fertilizers. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation has, however, affected operating costs such as labor, energy and material costs.

FUTURE ACCOUNTING REQUIREMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which must be applied by fiscal 1996. SFAS 114 and 118 are not expected to have a significant impact upon adoption.

     In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which must be applied by fiscal 1997. SFAS 121 is not expected to have a significant impact upon adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                     INDEX

                                                                                            PAGE
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Report.............................................................    19
Consolidated Balance Sheets as of June 25, 1994 and July 1, 1995.........................    20
Consolidated Statements of Operations for the years ended June 26, 1993, June 25, 1994
 and July 1, 1995........................................................................    21
Consolidated Statements of Patrons' and Other Equity for the years ended June 26, 1993,
 June 25, 1994 and July 1, 1995..........................................................    22
Consolidated Statements of Cash Flows for the years ended June 26, 1993, June 25, 1994
 and July 1, 1995........................................................................    23
Notes to Consolidated Financial Statements...............................................    24

FINANCIAL STATEMENT SCHEDULES
(INCLUDED IN PART IV OF THIS REPORT):

FINANCIAL STATEMENT SCHEDULE:
Valuation Reserves for the years ended June 26, 1993, June 25, 1994 and
 July 1, 1995............................................................................    43

GOLDEN PEANUT COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors...........................................................    44
Consolidated Balance Sheets as of June 30, 1995 and 1994.................................    45
Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993...    46
Consolidated Statements of Partners' Equity for the years ended June 30, 1995,
 1994 and 1993...........................................................................    47
Consolidated Statements of Cash Flows for the years ended June 30, 1995,
 1994 and 1993...........................................................................    48
Notes to Consolidated Financial Statements...............................................    49

FINANCIAL STATEMENT SCHEDULE:
Valuation and Qualifying Accounts for the years ended June 30, 1995, 1994 and 1993.......    60

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

     We have audited the consolidated financial statements of Gold Kist Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, a partnership investment accounted for using the equity method of accounting, as described in Note 9(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 25, 1994 and July 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in notes 1, 6 and 9(a) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 and for certain investments in debt and equity securities in 1995.


                                            KPMG PEAT MARWICK LLP


Atlanta, Georgia
September 1, 1995

                                GOLD KIST INC.

                          CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                                                      JUNE 25, 1994      JULY 1, 1995
                                                                      -------------      ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents......................................           $ 15,670            16,597
 Receivables, principally trade, including notes receivable of
  $42.8 million in 1994 and $43.8 million in 1995, less
  allowance for doubtful accounts of $5,369 in 1994 and
  $5,877 in 1995................................................            160,714           189,180
 Inventories (note 2)...........................................            198,467           226,988
 Other current assets...........................................             14,758            17,718
                                                                           --------           -------

  Total current assets..........................................            389,609           450,483
Investments (note 9)............................................             72,105            93,039
Property, plant and equipment, net (note 3).....................            204,783           227,646
Other assets....................................................             49,935            50,469
                                                                           --------           -------

                                                                           $716,432           821,637
                                                                           ========           =======

                            LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of long-term debt (note 4):
  Short-term borrowings..........................................          $ 12,798            70,800
  Subordinated loan certificates.................................            25,079            27,363
  Current maturities of long-term debt...........................            35,405            25,834
                                                                           --------           -------

                                                                             73,282           123,997
 Accounts payable................................................           117,926           117,952
 Accrued compensation and related expenses.......................            26,431            28,817
 Patronage refund and other equity payable in cash...............            14,588             8,863
 Interest left on deposit (note 4)...............................             9,340            10,493
 Other current liabilities.......................................             8,195            13,776
                                                                           --------           -------
  Total current liabilities......................................           249,762           303,898
Long-term debt, excluding current maturities (note 4)............           109,817           138,659
Accrued postretirement benefit costs (note 7(b)).................            34,488            36,929
Other liabilities................................................               687             3,189
                                                                           --------           -------

  Total liabilities..............................................           394,754           482,675
                                                                           --------           -------

Minority interest................................................            25,016            23,972
Patrons' and other equity (note 5):
 Common stock, $1.00 par value - Authorized 500 shares;
  issued and outstanding 79 in 1994 and 62 in 1995...............                79                62
 Patronage reserves..............................................           219,164           216,854
 Unrealized gain on marketable equity security (net of deferred
  income taxes of $11.6 million (note 9(a))......................               -              18,531
 Retained earnings...............................................            77,419            79,543
                                                                           --------           -------
  Total patrons' and other equity................................           296,662           314,990
Commitments and contingent liabilities (notes 7 and 8)
                                                                           --------           -------

                                                                           $716,432           821,637
                                                                           ========           =======

         See accompanying notes to consolidated financial statements.

                                GOLD KIST INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            (AMOUNTS IN THOUSANDS)

                                                                                            YEARS ENDED
                                                                           -------------------------------------------------
                                                                           JUNE 26, 1993      JUNE 25, 1994     JULY 1, 1995
                                                                           -------------      -------------     ------------
Net sales volume......................................................        $1,400,566          1,561,034        1,688,537
Cost of sales.........................................................         1,249,509          1,385,239        1,525,924
                                                                               ---------          ---------        ---------

  Gross margins.......................................................           151,057            175,795          162,613
Distribution, administrative and general expenses.....................           111,519            121,417          131,410
                                                                               ---------          ---------        ---------

  Net operating margins...............................................            39,538             54,378           31,203
                                                                               ---------          ---------        ---------

Other income (deductions):
  Interest income.....................................................             7,540              6,752            8,779
  Interest expense....................................................           (17,163)           (13,924)         (17,525)
  Equity in earnings (loss) of partnership (note 9(b))................             4,659             (1,110)          (9,625)
  Gain on sale of investments.........................................               -                  -              3,070
  Miscellaneous, net..................................................             9,118              3,978            9,684
                                                                               ---------          ---------        ---------

                                                                                   4,154             (4,304)          (5,617)
                                                                               ---------          ---------        ---------
  Margins before income taxes, minority interest and
   cumulative effect of accounting change.............................            43,692             50,074           25,586
Income taxes (note 6).................................................            14,187             14,861           13,094
                                                                               ---------          ---------        ---------
  Margins before minority interest and cumulative
   effect of accounting change........................................            29,505             35,213           12,492
Minority interest.....................................................            (2,267)            (1,148)            (741)
                                                                               ---------          ---------        ---------
  Margins before cumulative effect of accounting change...............            27,238             34,065           11,751
Cumulative effect of change in accounting for income
 taxes (note 6).......................................................               -                5,339              -
                                                                               ---------          ---------        ---------

  Net margins.........................................................        $   27,238             39,404           11,751
                                                                               =========          =========        =========


         See accompanying notes to consolidated financial statements.

                                GOLD KIST INC.

             CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY

       FOR THE YEARS ENDED JUNE 26, 1993, JUNE 25, 1994 AND JULY 1, 1995

                            (AMOUNTS IN THOUSANDS)

                                                                                  REVOLVING   UNREALIZED
                                                                                  FUND AND      GAIN ON
                                                                                 CUMULATIVE   MARKETABLE
                                                                      COMMON     PREFERRED      EQUITY    PATRONAGE  RETAINED
                                                         TOTAL        STOCK     CERTIFICATES   SECURITY   RESERVES   EARNINGS
                                                        -------      -------    -------------  ---------  ---------  ---------
June 27, 1992.......................................    $271,456         81         10,561           -     206,992      53,822
 Net margins for 1993...............................      27,238          -            -             -      19,107       8,131
 Nonqualified patronage refund
   and other equity payable in cash                       (8,525)         -            -             -      (8,525)        -
 Redemptions and other changes......................      (4,549)        (2)          (308)          -      (8,060)      3,821
                                                        --------     ------         ------        ------   -------     -------

June 26, 1993.......................................     285,620         79         10,253           -     209,514      65,774
 Net margins for 1994...............................      39,404          -            -             -      30,830       8,574
 Nonqualified patronage refund
   and other equity payable
   in cash                                               (14,588)         -            -             -     (14,588)        -
 Redemptions and other changes......................     (13,774)         -        (10,253)          -      (6,592)      3,071
                                                        --------     ------         ------        ------   -------     -------

June 25, 1994.......................................     296,662         79            -             -     219,164      77,419
 Net margins for 1995...............................      11,751          -            -             -      12,590        (839)
 Nonqualified patronage refund
   and other equity payable in cash.................      (8,941)         -            -             -      (8,941)        -
 Redemptions and other changes......................      (3,013)       (17)           -             -      (5,959)      2,963
 Implementation of change in
   accounting for marketable
   equity security (note 9(a))......................      18,531          -            -          18,531       -           -
                                                        --------     ------         ------        ------   -------     -------

July 1, 1995........................................    $314,990         62            -          18,531   216,854      79,543
                                                        ========     ======         ======        ======   =======     =======

         See accompanying notes to consolidated financial statements.

                                GOLD KIST INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (AMOUNTS IN THOUSANDS)

                                                                          YEARS ENDED
                                                          --------------------------------------------
                                                          JUNE 26, 1993   JUNE 25, 1994   JULY 1, 1995
                                                          --------------  --------------  ------------
Cash flows from operating activities:
 Net margins............................................      $  27,238          39,404         11,751
 Non-cash items included in net margins:
  Depreciation and amortization.........................         36,315          37,251         38,085
  Cumulative effect of changes in accounting principle..              -          (5,339)             -
  Gains on sales of assets..............................           (703)           (201)        (3,459)
  Equity in (earnings) loss of partnership..............         (4,659)          1,110          9,625
  Deferred income tax benefit...........................         (1,650)         (5,562)        (6,650)
  Other.................................................          2,943           3,208          1,943
 Changes in operating assets and liabilities:...........
  Receivables...........................................         (4,902)        (26,943)       (28,466)
  Inventories...........................................         (5,018)        (23,963)       (28,521)
  Other current assets..................................            546             152         (3,382)
  Accounts payable and accrued expenses.................         16,167          21,765         15,117
  Interest left on deposit..............................            532          (4,052)         1,153
                                                               --------         -------        -------
    Net cash provided by operating activities...........         66,809          36,830          7,196
                                                               --------         -------        -------
Cash flows from investing activities:
 Acquisitions of investments............................           (212)           (762)        (5,093)
 Acquisitions of property, plant and equipment..........        (23,280)        (37,232)       (61,762)
 Proceeds from partnership earnings distribution........         11,404           1,770              -
 Proceeds from disposal of investments..................          1,795           1,279          8,942
 Proceeds from sales of loans...........................         20,084           5,040          4,925
 Other..................................................          1,498          (7,653)        (7,179)
                                                               --------         -------        -------
    Net cash provided by (used in) investing
     activities.........................................         11,289         (37,558)       (60,167)
                                                               --------         -------        -------
Cash flows from financing activities:
 Short-term borrowings (repayments), net................        (48,675)         11,491         60,286
 Proceeds from long-term debt...........................         22,381          26,668         49,752
 Principal payments of long-term debt...................        (28,056)        (30,130)       (36,676)
 Patronage refunds and other equity paid in cash........         (4,812)        (22,717)       (19,464)
                                                               --------         -------        -------
    Net cash provided by (used in) financing
     activities.........................................        (59,162)        (14,688)        53,898
                                                               --------         -------        -------

    Net change in cash and cash equivalents.............         18,936         (15,416)           927

Cash and cash equivalents at beginning of year..........         12,150          31,086         15,670
                                                               --------         -------        -------

Cash and cash equivalents at end of year................      $  31,086          15,670         16,597
                                                               ========         =======        =======

Supplemental disclosure of cash flow data:
 Cash paid during the years for:
  Interest (net of amounts capitalized).................      $  17,495          18,575         18,792
                                                               ========         =======        =======

  Income taxes..........................................      $  12,791          23,352         21,144
                                                               ========         =======        =======

         See accompanying notes to consolidated financial statements.

                                GOLD KIST INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 26, 1993, JUNE 25, 1994 AND JULY 1, 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

     (a)  Basis of Presentation

            The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (Gold Kist or Association). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1993 and 1994 consolidated financial statements to conform to the presentation in the 1995 consolidated financial statements.

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

            Live poultry and hogs consist of broilers, breeding stock and market hogs. The broilers and market hogs are stated at the lower of average cost or market. The breeding stock is stated at average cost, less accumulated amortization.

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

                                GOLD KIST INC.

     (e)  Investments

            Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies which are not readily marketable are stated at cost. For years prior to fiscal 1994, the investment in the marketable equity security was stated at the lower of cost or market.

            Effective June 26, 1994, Gold Kist adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security and collateralized loans as "available-for-sale." "Available-for-sale" securities are those the Association intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying 1995 financial statements, net of deferred income taxes. Upon initial application of SFAS 115, Gold Kist recorded an increase to investments of $20.5 million and to patrons' and other equity of $12.9 million (net of deferred income taxes of $7.6 million) related to the marketable equity security (see note 9(a)). Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying financial statements.

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

            The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of Subchapter T of the Internal Revenue Code). Gold Kist utilized nonqualified patronage refunds in 1993, 1994 and 1995, which are deductible for income tax purposes only to the extent paid or redeemed in cash.

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

            Pursuant to the deferred method under Accounting Principles Board Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     (g)  Fair Value of Financial Instruments

            Gold Kist's financial instruments include cash and cash equivalents, accounts receivables and payables, notes receivable and debt. Because of the short maturity of cash equivalents, accounts receivables and payables, and certain short-term debt which matures in less than one year, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at July 1, 1995 unless otherwise specified (see note 4).

     (h)  Fiscal Year

            Gold Kist employs a 52/53 week fiscal year. The consolidated financial statements for 1993 and 1994 reflect 52 weeks and 1995 reflects 53 weeks. Fiscal 1996 will be a 52 week year.

(2)  INVENTORIES

     Inventories are summarized as follows:

                                                                        1994                1995
                                                                      --------            -------
                    Merchandise for sale...................           $ 65,795              85,054
                    Live poultry and hogs..................             75,600              76,211
                    Raw materials and supplies.............             30,090              35,191
                    Marketable products....................             26,982              30,532
                                                                      --------             -------

                                                                      $198,467             226,988
                                                                      ========             =======

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                                        1994                1995
                                                                      --------            --------
                    Land and land improvements.............           $ 29,757              31,809
                    Buildings..............................            159,065             166,806
                    Machinery and equipment................            304,535             325,270
                    Construction in progress...............              4,332              27,812
                                                                      --------             -------

                                                                       497,689             551,697
                    Less accumulated depreciation..........            292,906             324,051
                                                                      --------             -------

                                                                      $204,783             227,646
                                                                      ========             =======

     Gold Kist owns a 54% interest in its corporate headquarters building through its investment in GC Properties, a general partnership formed between Gold Kist and Cotton States Mutual Insurance Company solely for the purpose of acquiring the corporate headquarters building and related mortgage obligation. A former Gold Kist chief executive officer is a director of the Cotton States Insurance Group. Gold Kist's indirect 54% interest in the aforementioned building and related accumulated depreciation, based on historical cost, is included in property, plant and equipment in the accompanying consolidated financial statements.

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     On June 30, 1995, the Association entered into a $150 million unsecured committed credit facility with five commercial banks. The facility includes a five-year $50 million revolving credit commitment, a $50 million 364-day line of credit commitment, and a $50 million seasonal line of credit commitment. The five-year revolving credit agreement expires on June 30, 2000, but may be extended twice for successive one-year periods with the consent

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


of the banks. The unused credit available under this facility at July 1, 1995 was $20 million. The revolving credit facility fee and the commitment fees on the unused portion of the revolving credit will be computed quarterly based on the Association's ratio of funded debt to total capital and will not exceed .25% per annum. The 364-day line of credit provides short-term financing that will expire on June 29, 1996, of which $20 million was unused at July 1, 1995. The $50 million seasonal line of credit becomes effective on December 1, 1995 and expires on May 31, 1996. The 364-day and seasonal lines of credit are subject to a .10% per annum facility fee. Borrowings under the $150 million facility will bear variable interest rates at or below prime. Also, the facility permits competitive bid interest rates by the participating banks.

     At July 1, 1995, Gold Kist had other unused long-term loan commitments of $13.0 million and additional uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $15.1 million. These unsecured borrowings bear interest at rates below prime.

     Subordinated loan certificates of $27.4 million at July 1, 1995 bore interest from 3.85% to 6.70% with terms of one year and were unsecured.

     Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

     Long-term debt is summarized as follows:

                                                                                   1994     1995
                                                                                 --------  -------
  Unsecured senior notes payable:
    9.375% interest notes, due in semi-annual installments of $5,500
     with interest payable semiannually........................................  $ 33,000   16,500
    9.90% interest notes, due in semi-annual installments of $1,539
     with interest payable semiannually........................................    15,384   10,766
    9.35% interest note, due in a single installment in June 2001 with
     interest payable quarterly................................................    20,000   20,000
  Other long term debt:
    Revolving credit agreements with a commercial bank (weighted average
     rate of 5.0% at June 25, 1994 and 6.5% at July 1, 1995)...................     7,000   37,000
    Subordinated capital certificates of interest with interest rates ranging from 4.50% to 16.50% and with fixed maturities ranging from two to fifteen years, unsecured (weighted average interest rate of 7.7% at
     June 25, 1994 and July 1, 1995)...........................................    58,387   60,417
    Tax exempt industrial revenue bonds with varying interest rates due in quarterly and annual installments through 2015, secured by property,
     plant and equipment.......................................................     6,263   12,701
    Pro rata share of mortgage loan, at 8.47% interest, due in monthly
     installments to June 30, 2004, secured by a building (note 3).............     2,673    2,497
    Other......................................................................     2,515    4,612
                                                                                 --------  -------

                                                                                  145,222  164,493
    Less current maturities....................................................    35,405   25,834
                                                                                 --------  -------

                                                                                 $109,817  138,659
                                                                                 ========  =======

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the unsecured senior notes payable at July 1, 1995 was approximately $51.7 million.

     The terms of debt agreements specify minimum working capital, net worth and current ratio. The debt agreements also place a limitation on equity distribution, cash patronage refunds and additional loans, advances or investments. The limitation provides for a carryover to 1996 of unused amounts, $10.9 million as of July 1, 1995, and is increased by 50% of Gold Kist's net margins (or minus 100% of a net loss) before any gains or losses on disposals of capital assets or equity in unremitted earnings of any affiliate.

     Annual required principal repayments on long-term debt for the five fiscal years subsequent to July 1, 1995 are as follows:

     Fiscal year:
       1996..................................................... $25,834
       1997.....................................................  20,734
       1998.....................................................  17,945
       1999.....................................................  16,577
       2000.....................................................  13,188
                                                                  ======

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

(6)  INCOME TAXES

     As discussed in Note 1(f), the Company adopted SFAS 109 as of June 27, 1993. The cumulative effect of this change in accounting for income taxes, which resulted in a tax benefit of $5.3 million, was determined as of June 27, 1993 and was reflected in the consolidated statement of operations for the year ended June 25, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

     The provisions for income tax expense, principally Federal, consist of the following:

                                                      1993     1994     1995
                                                    -------   ------   ------
  Current expense................................   $15,837   20,423   19,744
                                                    -------   ------   ------
  Deferred benefit...............................    (1,650)  (5,562)  (6,650)
                                                    -------   ------   ------
                                                    $14,187   14,861   13,094
                                                    =======   ======   ======

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     Gold Kist's combined federal and state effective tax rates from operations for 1993, 1994 and 1995 were 32%, 30% and 51%, respectively. A reconciliation of income tax expense from operations computed by applying the Federal corporate income tax rate of 34% in 1993 and 35% in 1994 and 1995 to margins before income taxes, minority interest and cumulative effect of accounting changes for the applicable year follows:

                                                              1993     1994     1995
                                                            -------   ------   ------
  Computed expected income tax expense....................  $14,855   17,526    8,955
  Increase (decrease) in income tax expense
    resulting from:
    Income tax litigation.................................        -        -    5,520
    Cash portion of nonqualified patronage refund.........   (1,183)  (1,420)  (1,031)
    Effect of state income taxes, net of Federal benefit..    1,428    1,050      447
    Nonqualified equity redemptions.......................     (575)    (525)    (490)
    Target jobs credits...................................     (347)    (607)    (499)
    Other, net............................................        9   (1,163)     192
                                                            -------   ------   ------
                                                            $14,187   14,861   13,094
                                                            =======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 25, 1994 and July 1, 1995 are as follows:

                                                       1994      1995
                                                     -------   -------
  Deferred tax assets:
    Postretirement benefits........................  $13,478    14,410
    Insurance accruals.............................    8,839     7,903
    Equity in partnerships.........................      723     4,175
    Bad debt reserves..............................    2,386     2,573
    State tax operating loss carryforwards.........    1,913     1,984
    Other..........................................    1,081         -
                                                     -------   -------
     Total gross deferred tax assets...............   28,420    31,045
    Less valuation allowance.......................   (1,913)   (1,984)
                                                     -------   -------
     Net deferred tax assets.......................   26,507    29,061
                                                     -------   -------

  Deferred tax liabilities:
    Unrealized gain on marketable equity security..        -   (11,587)
    Accelerated depreciation.......................   (2,986)     (969)
    Deferred compensation..........................   (4,103)   (3,990)
    Other..........................................        -      (118)
                                                     -------   -------
     Total deferred tax liabilities................   (7,089)  (16,664)
                                                     -------   -------
     Net deferred tax assets.......................  $19,418    12,397
                                                     =======   =======

     The valuation allowance for deferred tax assets as of June 25, 1994 and July 1, 1995 was $1,913 and $1,984, respectively. The net change in the total valuation allowance for the years ended 1994 and 1995 was an increase of $205 and $71, respectively.

     The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     Deferred income taxes result from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes. The sources of deferred income taxes and their tax effects are as follows:


                                                      1993
                                                     -------
       Depreciation expense......................... $(1,433)
       Deferred compensation expense................     167
       Insurance accruals...........................  (1,839)
       Equity in partnerships.......................     133
       Other, net...................................   1,322
                                                     -------
                                                     $(1,650)
                                                     =======

     During 1993, the Internal Revenue Service (IRS) concluded its examination of Gold Kist's 1987 through 1989 Federal income tax returns and issued a notice of deficiency. In April 1994, the remaining issue, whether Gold Kist must recognize taxable income related to the redemption of its qualified notified equity at less than face amount, was litigated before the United States Tax Court. An adverse decision was received from the Tax Court on June 26, 1995. The Association plans to appeal the decision. The accompanying financial statements reflect $5.5 million in additional income tax expense and $1.6 million in additional interest expense for the impact of the decision through July 1, 1995.

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

          Net periodic pension expense for 1993, 1994 and 1995 included the following components :


                                                                 1993     1994     1995
                                                               -------   ------   ------

     Service cost - benefits earned during the year..........  $(3,422)  (3,720)  (3,429)
     Interest cost on projected benefit obligations..........   (6,247)  (6,479)  (6,949)
     Actual return on plan assets............................   11,116    3,236   11,393
     Net amortization and deferral...........................   (1,827)   5,989   (1,208)
                                                               -------   ------   ------
       Net periodic pension expense                            $ (380)     (974)    (193)
                                                               =======   ======   ======

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


            The following table sets forth the plans' funded status, amounts recognized in the consolidated balance sheets at June 25, 1994 and July 1, 1995 and economic assumptions:

                                                                              1994       1995
                                                                            --------   -------
             Actuarial present value of benefit obligations:
                Vested participants.......................................  $ 69,662    74,529
                Nonvested.................................................     5,416     6,630
                                                                            --------   -------

                   Total accumulated benefit obligations..................  $ 75,078    81,159
                                                                            ========   =======

             Projected benefit obligations for services rendered to date..  $ 88,083    96,559
                                                                            ========   =======

             Plan assets for benefits:
                Plan assets at fair value.................................  $109,874   118,268
                Prepaid pension cost included in other assets in
                 consolidated balance sheets..............................   (15,195)  (16,556)
                                                                            --------   -------
                  Net plan assets.........................................  $ 94,679   101,712
                                                                            ========   =======

             Plan assets in excess of projected benefit obligations.......  $  6,596     5,153
                                                                            ========   =======

             Consisting of:
                Unrecognized net asset existing at the date of adoption...  $ 10,972     9,721
                Unrecognized net loss from past experience different
                 from that assumed and effects of changes in
                 assumptions..............................................      (351)   (1,136)
                Prior service cost not yet recognized in net periodic
                 pension cost.............................................    (4,025)   (3,432)
                                                                            --------   -------

                                                                            $  6,596     5,153
                                                                            ========   =======
             Economic assumptions:
                Weighted-average discount rate............................      8.25%     8.00%
                Weighted-average expected long-term rate of return on
                 plan assets..............................................      9.00%     9.25%
                Weighted-average rate of compensation increase............      6.00%     5.50%

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

                                GOLD KIST INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         (DOLLAR AMOUNTS IN THOUSANDS)



            Postretirement health and death benefit expense for 1993, 1994 and 1995 included the following components:

                                                                       1993          1994          1995
                                                                       ----          ----          ----
            Service cost - benefits earned during the year.......      $1,293       1,728         1,742
            Interest cost.........................................      2,305       2,530         2,645
            Net amortization and deferral.........................        -           -             (18)
                                                                        -----       -----         -----
                                                                       $3,598       4,258         4,369
                                                                        =====       =====         =====

            Gold Kist's postretirement benefit plans are not funded. The status of the plans at June 25, 1994 and July 1, 1995 was as follows:

                                                                                         1994      1995
                                                                                         ----      ----
            Actuarial present value of accumulated postretirement
            benefit obligation:
                Retirees.........................................................      $12,896    15,528
                Fully eligible active plan participants..........................        6,956     7,821
                Other active plan participants...................................       13,029    14,016
                                                                                        ------    ------
                                                                                        32,881    37,365
                Unrecognized net gain from experience differences................        3,207     1,341
                                                                                        ------    ------
                                                                                       $36,088    38,706
                                                                                        ======    ======

            The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 25, 1994 was 11%, declining ratably to 5.5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at July 1, 1995 was 9%, declining ratably to 5% by the year 2003 and remaining at that level thereafter. The discount rates used to determine the accumulated postretirement benefit obligation were 8.25% and 8.00% at June 25, 1994 and July 1, 1995, respectively. A 1% increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation for health care benefits at July 1, 1995 by approximately 15% and net postretirement health care cost by 17%.

(8)  CONTINGENT LIABILITIES AND COMMITMENTS

     In January 1993, two Alabama member patrons of Gold Kist filed a lawsuit in the nature of a derivative action against Gold Kist and Golden Poultry Company, Inc., a majority-owned subsidiary of Gold Kist, and certain directors, officers and employees of the companies. The lawsuit alleges that the named officers, directors and employees violated their fiduciary duties by creating Golden Poultry Company, Inc. and Carolina Golden Products Company (Golden Poultry) and by permitting their continued operations. Among the remedies requested are the transfer of Golden Poultry's operations to Gold Kist, as well as unspecified actual damages. In March 1994, the court certified that litigation as a class action. The Association has advanced the payment of litigation expenses incurred by the Association's directors who are defendants in the litigation. Gold Kist intends to defend the litigation vigorously.

     Gold Kist is a defendant in various legal and administrative proceedings seeking alleged actual and punitive damages and specific performance to correct certain alleged problems. Gold Kist management is of the opinion that the ultimate resolution of these matters will not have a material adverse impact on Gold Kist's financial position.

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     Gold Kist received proceeds of $20.0 million, $5.0 million and $4.9 million during 1993, 1994 and 1995, respectively, for collateralized loans sold with recourse to an insurance company, of which $20.3 million was outstanding at July 1, 1995. No gain or loss was recognized on the sale of these loans. A $207 thousand allowance has been recognized in the accompanying consolidated financial statements for potential losses that may occur. As of July 1, 1995, there have been no credit losses related to the loans guaranteed under this agreement.

     Gold Kist is a guarantor of amounts outstanding under a $55.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At July 1, 1995, the amounts outstanding under this facility were $50.9 million.

(9)  INVESTMENTS

     (a)  Marketable Equity Security

          As discussed in Note 1(e), Gold Kist adopted SFAS 115 at June 26, 1994, changing the method of accounting for its marketable equity security from a historical cost basis to a fair value approach. Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security as "available-for-sale." At July 1, 1995, the Association's marketable equity security was carried at its fair value of $50.1 million, which represents a gross unrealized gain of $30.1 million. The gross unrealized gain, net of deferred income taxes of $11.6 million, has been reflected as a separate component of patrons' and other equity. At June 25, 1994, the marketable equity security was carried at its cost basis of $21.5 million.

          Gains realized on sales and dividends totaled $169 thousand, $170 thousand and $1.3 million and are included in miscellaneous, net for the years ended June 26, 1993, June 25, 1994 and July 1, 1995, respectively.

     (b)  Golden Peanut Company

            Gold Kist has a 33 1/3% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership amounted to $20.1 million and $15.5 million at June 25, 1994 and July 1, 1995, respectively. In July 1995, Gold Kist made an additional investment of $2.8 million. The partnership has a $450.0 million commercial paper facility of which $205.0 million was outstanding at June 30, 1995.

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)



     Summarized financial information of Golden Peanut Company is shown below:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   1994      1995
                                                 ---------  -------
     Current assets............................   $258,195  233,133
     Property, plant and equipment, net........     33,465   34,385
                                                  --------  -------

       Total assets............................   $291,660  267,518
                                                  ========  =======
     Current liabilities.......................   $226,871  220,954
                                                  ========  =======
     Accrued postretirement benefit costs......      4,477    5,103
     Partners' equity..........................     60,312   41,461
                                                  --------  -------

       Total liabilities and partners' equity..   $291,660  267,518
                                                  ========  =======

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               1993       1994      1995
                                             ---------  -------   -------

     Net sales and other operating income..   $486,868  456,937   429,067
     Costs and expenses....................    472,812  460,291   457,942
                                              --------  -------   -------

       Net income (loss)...................   $ 14,056   (3,354)  (28,875)
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

       In 1993, 1994 and 1995, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. Gold Kist received procurement commissions, royalties and administrative service fees of $2.8 million, $2.7 million and $3.9 million in 1993, 1994 and 1995, respectively. In addition, Gold Kist purchased $2.4 million, $5.4 million and $3.1 million of inventory from Golden Peanut Company in 1993, 1994 and 1995, respectively.

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

     The Agri-Services segment purchases or manufactures feed, seed, fertilizers, agricultural chemicals, animal health products, and other farm supply and equipment items for sale through Gold Kist retail outlets and independent dealers. The segment also provides crop procurement services.

                                GOLD KIST INC.

                         (DOLLAR AMOUNTS IN THOUSANDS)


     The following table presents certain financial information as to industry segments:

                                                                              AGRI-          INTERSEGMENT
                                                            POULTRY         SERVICES         ELIMINATIONS      CONSOLIDATED
                                                           ---------        --------         ------------      ------------
YEAR ENDED JUNE 26, 1993
------------------------
Net sales volume.......................................  $1,077,928          322,638                 -            1,400,566
                                                          =========          =======           ==========         =========
Net margins from operations............................  $   43,269            1,876                 -               45,145
                                                          =========          =======           ==========
General corporate expenses.............................                                                              (5,607)
Other income, net......................................                                                               4,154
                                                                                                                  ---------
Margins before income taxes and minority interest......                                                          $   43,692
                                                                                                                  =========
Depreciation and amortization expense..................  $   30,566            4,911                  838 (c)        36,315
                                                          =========          =======           ==========         =========
Capital expenditures..................................   $   17,475            5,530                  275 (c)        23,280
                                                          =========          =======           ==========         =========
Identifiable assets at June 26, 1993..................   $  352,562          202,219              110,321 (c)       665,102
                                                          =========          =======           ==========         =========

YEAR ENDED JUNE 25, 1994
------------------------
Net sales volume......................................   $1,183,729          377,305                 -            1,561,034
                                                          =========          =======           ==========         =========
Net margins from operations...........................   $   52,177            8,471                 -               60,648
                                                          =========          =======           ==========
General corporate expenses............................                                                               (6,270)
Other deductions, net.................................                                                               (4,304)
                                                                                                                  ---------
Margins before income taxes, minority interest
   and cumulative effect of accounting change.........                                                           $   50,074
                                                                                                                  =========
Depreciation and amortization expense.................   $   31,234            5,134                  883 (c)        37,251
                                                          =========          =======           ==========         =========
Capital expenditures..................................   $   32,655            3,772                  805 (c)        37,232
                                                          =========          =======           ==========         =========
Identifiable assets at June 25, 1994..................   $  375,389          218,111              122,932 (c)       716,432
                                                          =========          =======           ==========         =========

YEAR ENDED JULY 1, 1995
-----------------------
Net sales volume......................................   $1,255,087          433,450                 -            1,688,537
                                                          =========          =======           ==========         =========
Net margins from operations...........................   $   34,095            4,559                 -               38,654
                                                          =========          =======           ==========
General corporate expenses............................                                                               (7,451)
Other deductions, net.................................                                                               (5,617)
                                                                                                                  ---------
Margins before income taxes and minority interest.....                                                           $   25,586
                                                                                                                  =========
Depreciation and amortization expense.................   $   31,551            5,582                  952 (c)        38,085
                                                          =========          =======           ==========         =========
Capital expenditures..................................   $   43,423           17,959                  380 (c)        61,762
                                                          =========          =======           ==========         =========
Identifiable assets at July 1, 1995...................   $  418,790          258,461              144,386 (c)       821,637
                                                          =========          =======           ==========         =========

(a) Net sales volume includes export sales amounting to $27,511, $37,731 and $70,113 in 1993, 1994 and 1995, respectively, which have no significant geographical concentration.
(b)  Intersegment sales are generally priced at competitive market prices.
(c)  Amounts relate to unallocated corporate assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not Applicable.



                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The Directors of Gold Kist are




                                                                                YEARS
                                                                TERM          SERVED AS
NAME                      AGE                OFFICE            EXPIRES         DIRECTOR
----                      ---                ------            -------        ---------
                         (as of
                          8/30/95)
W. P. Smith, Jr.*         66          Chairman of the Board &   1995              22
                                      Director (District 1)

Herbert A. Daniel, Jr.*   43          Director (District 2)     1995               5 months

Fred K. Norris, Jr.*      67          Director (District 3)     1997              18

James E. Brady, Jr.       60          Director (District 4)     1996              11

W. Kenneth Whitehead      51          Director (District 5)     1996               2

Dan Smalley*              46          Director (District 6)     1996              10

A. Jack Nally             52          Director (District 7)     1997               4

M. Michael Davis          44          Director (District 8)     1997               1

Phil Ogletree, Jr.        62          Director (District 9)     1995              18

-------------



*    Member of Board of Directors Executive Committee.


     The Directors of Gold Kist are elected on a district representation basis. The districts are redrawn from time to time by the Board of Directors, under provisions of the By-Laws of Gold Kist, to provide for equitable representation of members in the territory served by Gold Kist. During the past five years, each of the Directors has owned and managed substantial farming operations, producing such agricultural products as peanuts, cotton, soybeans, corn, other grains, peaches, vegetable crops, cattle, poultry and dairy products. While the size of products produced on, and personnel employed at, each of the Director's has owned and managed substantial farming operations, producing such agricultural products as peanuts, cotton, soybeans, corn, other grains, peaches, vegetable crops, cattle, poultry and dairy products. While the size of products produced on, and personnel employed at, each of the Director's farms varies, each Director's business activities have been related primarily to small agribusiness enterprises. There are no family relationships among any of the Directors and executive officers.

The Executive Directors of Gold Kist are:

                                                                            YEARS           YEARS
                                                                            SERVED          SERVED
                                                                            IN THAT         WITH
NAME                      AGE                OFFICE                         EXPIRES         GOLD KIST
----                      ---                ------                         -------        -----------
                         (AS OF
                          8/30/95)
Howard O. Chitwood*       65          Chief Executive Officer,            4                 38
                                       and Chairman of the
                                       Management Executive
                                       Committee

G. O. Coan*               59           President and Chief                   4                 36
                                        Operating Officer

John Bekkers*             50           Executive Vice President              1                 10

J. K. Hogan               61           Vice President,                      12                 43
                                       Administration

Kenneth N. Whitmire       57           Group Vice President,                 7                 34
                                        Poultry Group

Jack L. Lawing            57           General Counsel, Vice                19                 19
                                        President and Secretary

Peter J. Gibbons          58           Vice President, Finance              16                 16

Paul G. Brower            56           Vice President,                      16                 20
                                        Communications

W. A. Epperson            59           Vice President,                      16                 20
                                        Human Resources

Jerry L. Stewart          55           Vice President-                      14                 32
                                        Marketing, Poultry Group

John K. McLaughlin        57           Vice President, Pet Food             11                 11
                                        and Annual Products Division

Allen C. Merritt          49           Vice President, Fertilizer           12                 23
                                        and Chemical Division

Stanley C. Rogers         49           Vice President,                       5                 17
                                        AgriServices Division

Michael F. Thrailkill     47           Vice President,                       3                 22
                                        Information Services

Stephen O. West           49           Treasurer                            12                 15

W. F. Pohl, Jr.           45           Controller                           13                 19

----------

* Member of Management Executive Committee.

     The officers serve for terms of one year and until their successors are elected by the Board of Directors.

     During the past five years the principal occupation of each of the above named executive officers has been as an officer or employee of Gold Kist.

Item 11. Executive Compensation.

        Summary Compensation Table.  The following table sets forth information
        --------------------------
concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                                ANNUAL COMPENSATION
                                                -------------------
                                                                     OTHER
                                                                     ANNUAL   ALL OTHER
                                    FISCAL                         COMPENSA-  COMPENSA-
                                    YEAR       SALARY      BONUS    TION(1)     TION
                                    ENDED       ($)         ($)       ($)        ($)
                                    ------     ------      -----   ---------  ---------
Harold O. Chitwood              July 1, 1995  $419,888   $120,000    $616     $13,080(2)
 Chief Executive Officer       June 25, 1994   388,483    310,000      -        4,722(3)
 and Chairman of the           June 26, 1993   357,150    275,000      -          932(3)
 Management Executive
 Committee

Gaylord O. Coan                 July 1, 1995  $327,000   $103,000    $268     $12,961(2)
 President and Chief           June 25, 1994   297,293    270,000      -        4,820(3)
 Operating Officer             June 26, 1993   266,500    239,300      -          865(3)

John Bekkers                    July 1, 1995  $162,453   $ 71,200    $ 62     $ 8,703(2)
 Executive Vice President      June 25, 1994   106,511     56,900      -        2,663(3)
                               June 26, 1993   101,915     41,500      -          510(3)

Kenneth N. Whitmire             July 1, 1995  $184,373   $ 83,000    $457     $ 9,758(2)
 Group Vice president,         June 25, 1994   170,558    230,000      -        4,264(3)
 Poultry Group                 June 26, 1993   162,000    210,600      -          810(3)

Jerry L. Stewart                July 1, 1995  $160,600   $ 54,000    $320     $ 9,158(2)
 Vice President Marketing,     June 25, 1994   147,904    150,000      -        3,698(3)
 Poultry Group                 June 26, 1993   140,500    137,900      -          702(3)

----------
(1) The amounts shown for the fiscal year ended July 1, 1995 set forth that portion of interest earned on voluntary salary bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended July 1, 1995, June 25, 1994 and June 26, 1993, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.

(2) The amounts set forth include the following amounts that were contributed by the Association for the indicated fiscal year on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K)): Mr. Chitwood - $4,676; Mr. Coan - $5,418; Mr. Bekkers - $4,206; Mr. Whitmire - $4,438; and
    Mr. Stewart - $4,193. In addition, the amounts set forth include the following amounts which represent the value of the named executive officers:
    Mr. Chitwood - $8,404; Mr. Coan - $7,543; Mr. Bekkers - $4,497;
    Mr. Whitmire - $5,320; and Mr. Stewart - $4,965. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.

(3) The amounts set forth include amounts that were contributed by the Association for the indicated fiscal years on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K) plan).

Retirement Plans. Gold Kist maintains two noncontributory retirement plans, one
----------------
for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding retirement of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credit service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1994, the Association made a contribution of $1,110,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1994. Estimated annual benefits payable upon retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

           Estimated Annual Benefits For Years of Service Indicated

[CAPTION]

Remuneration  10 Years    15 Years    20 Years    25 Years    30 Years or More
$100,000      $ 15,000    $ 22,500    $ 30,000    $ 37,500       $ 45,000
$150,000        22,500      33,750      45,000      56,250         67,500
$200,000        30,000      45,000      60,000      75,000         90,000
$250,000        37,500      56,250      75,000      93,750        112,500
$350,000        52,500      78,750     105,000     127,374        128,574
$500,000        75,000     112,500     126,174     127,374        128,574
$750,000       112,500     124,974     126,174     127,374        128,574
$850,000       123,774     124,974     126,174     127,374        128,574

        For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

        The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1994, under the retirement income plan for the five consecutive officers listed in the summary compensation table are as follows:
Mr. Chitwood (30); Mr. Coan (30); Mr. Bekkers (10); Mr. Whitmire (30); and Mr. Stewart (30).

        A Supplemental Executive Retirement Plan has been adopted by the Association whereby Gold Kist makes supplemental payments to certain employees under a non-qualified deferred compensation plan to make up for any reduction in such employees' retirement income under the Gold Kist salary retirement plan resulting from restrictions placed on qualified retirement plans under Section 415 of the Internal Revenue Code of 1986, as amended. Such restrictions limit the amount of benefits payable in qualified retirement plan with respect to the percentage of final pay to which such employees would be otherwise entitled upon retirement. All vested amounts accrued under the Plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. The following table shows the estimated annual benefits payable upon retirement at normal retirement age (65) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits and without restriction imposed by the Internal Revenue Code. The amounts shown in the table would be reduced by the amounts payable pursuant to the Gold Kist Retirement Plan for Salaried Employees.

           Estimated Annual Benefits For Years of Service Indicated
           --------------------------------------------------------

Remuneration   10 Years   15 Years   20 Years   25 Years   30 Years or More
------------   --------   --------   --------   --------   ----------------
$100,000       $ 15,000   $ 22,500   $ 30,000   $ 37,500      $ 45,000
$150,000         22,500     33,750     45,000     56,250        67,500
$200,000         30,000     45,000     60,000     75,000        90,000
$250,000         37,500     56,250     75,000     93,750       112,500
$350,000         52,500     78,750    105,000    131,250       157,500
$500,000         75,000    112,500    150,000    187,500       225,000
$750,000        112,500    168,750    225,000    281,250       337,500
$850,000        127,500    191,250    255,000    318,750       382,500

        Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Retirement Plan for Salaried Employees.

        In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of July 1, 1995: Mr. Chitwood - $241,386; Mr. Coan - $191,903; and Mr. Whitmire - $130,365.

        Change in Control Plans. Under the Gold Kist officers contingency plan,
        -----------------------
the Association has entered into identical change in control agreements with each officer, including the five executive officers named in the cash compensation table. Each change in control agreement provides that following a change in the control of the Association (as defined in the agreements), if the officer's employment with the Association terminates within two years after the change in control (but prior to the officer's reaching age 65), the officer will be entitled to receive a severance payment calculated by determining the "Base Severance Amount" as follows:

        (1) if the officer is age 60 or younger at the time of termination of his employment, the amount equal to the officer's compensation paid by the Association for the five full calendar years ending before the date of the change in control, or

        (2) if the officer is older that age 60 at the time of his termination of employment, the amount equal to the officer's average annual compensation paid by the Association for the lesser of five full calendar years or the full calendar years of service with the Association ending before the change in control, multiplied by the number of years and fractions thereof remaining until the officer's 65th birthday.

The Base Severance Amount if to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denomination being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of July 1, 1995, no contingencies have occurred which would require the implementation of the provisions of the changes in control plans, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

        Director Compensation. The By-Laws of Gold Kist provide that the
        ---------------------
Directors shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently the Directors receive no compensation other than an annual retainer paid at the rate of $20,000 per year, with the Chairman receiving $21,500. Directors and Directors Emeriti receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Not Applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Directors of Gold Kist are members of the Association and, during the fiscal year ended July 1, 1995, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and Properties)--Patronage Refunds.

                                    PART IV
                                    -------


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


               (A)1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

                     Consolidated Financial Statements:

                        Independent Auditors' Reports

                        Consolidated Balance Sheets--June 25, 1994 and July 1, 1995

                        Consolidated Statements of Operations--Years Ended June 26, 1993, June 25, 1994 and July 1, 1995

                        Consolidated Statements of Patrons' and Other

                        Equity-Years Ended June 26, 1993, June 25, 1994 and July 1, 1995

                        Consolidated Statements of Cash Flows--Years ended June 26, 1993, June 25, 1994 and July 1, 1995

                        Notes to Consolidated Financial Statements

               (A)2. FINANCIAL STATEMENT SCHEDULES:
                     ------------------------------

                     Gold Kist Inc.
                     --------------

                     Financial Statement Schedule:
                     -----------------------------

                     II. Valuation Reserves--Years Ended June 26, 1993, June 25, 1994 and July 1, 1995

                     Golden Peanut Company and Subsidiaries
                     --------------------------------------

                     Consolidated Financial Statements:

                        Report of Independent Auditors

                        Consolidated Balance Sheets--June 30, 1995 and 1994

                        Consolidated Statements of Operations--Years ended June 30, 1995, 1994 and 1993

                        Consolidated Statements of Partners' Equity-Years ended June 30, 1995, 1994 and 1993

                        Consolidated Statements of Cash Flows--Years ended June 30, 1995, 1994 and 1993

                        Notes to Consolidated Financial Statements

                     Financial Statements Schedule:

                     II. Valuation and Qualifying Accounts--Years ended June 30,
                         1995, 1994 and 1993

                     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                                GOLD KIST INC.

                       SCHEDULE II - VALUATION RESERVES

COLUMN A                          COLUMN B                   COLUMN C                 COLUMN D       COLUMN E
--------                          --------         ----------------------------       --------       --------
                                                            ADDITIONS
                                                   ----------------------------
                                 BALANCE AT          CHARGED TO       CHARGED                         BALANCE
                                 BEGINNING            COST AND        TO OTHER                        AT END
DESCRIPTION                      OF PERIOD            EXPENSES        ACCOUNTS       DEDUCTIONS      OF PERIOD
-----------                      ----------           ----------      --------       ----------      ---------
                                                                  (amounts in thousands)

Deducted in the consolidated
balance sheets from the asset
to which it applies:

Allowance for doubtful accounts:
 June 26, 1993                       $5,097            1,495           -               1,337 (A)       5,255



 June 25, 1994                        5,255            1,662           -               1,548 (A)       5,369  (A)



 July 1, 1995                         5,369            2,382           -               1,874 (A)       5,877  (A)

(A)  Represents accounts written off.

                         Report of Independent Auditors

Partnership Committee
Golden Peanut Company

We have audited the accompanying consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") as of June 30, 1995 and 1994, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule of the Partnership listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company and Subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 1994 the Partnership changed its method of accounting for postretirement benefits other than pensions.


                                                Ernst & Young LLP


Atlanta, Georgia
August 10, 1995

                     Golden Peanut Company and Subsidiaries

                          Consolidated Balance Sheets

                                                      JUNE 30
                                                 1995         1994
                                            -------------------------
                                              (Thousands of Dollars)

ASSETS
Current assets:
 Cash and cash equivalents                      $  1,047     $  1,252
 Accounts receivable, less allowances of
  $1,610 in 1995 and $725 in 1994                 49,300       52,075
 Accounts receivable from affiliates                 160        2,291
 Inventories                                     158,163      198,940
 Other current assets                              4,150        1,218
 Amounts due from partners                        20,313        2,419
                                              --------------------------
Total current assets                             233,133      258,195

Property, plant and equipment:
 Land                                              2,092        2,064
 Buildings and improvements                       10,495        9,494
 Machinery and equipment                          33,925       31,233
 Construction in progress                          3,232        1,795
                                              --------------------------
                                                  49,744       44,586
 Less accumulated depreciation                   (15,359)     (11,121)
                                              --------------------------
                                                  34,385       33,465
                                              --------------------------
                                                $267,518     $291,660
                                              ==========================

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
 Notes payable                                  $205,000     $215,000
 Trade accounts payable                           10,207        6,552
 Amounts payable to partners                         830          638
 Other current liabilities                         4,917        4,681
                                              --------------------------
Total current liabilities                        220,954      226,871
Accrued postretirement benefits other than
 pensions                                          5,103        4,477

Commitments and contingencies                          -            -
Partners' equity                                  41,461       60,312
                                              --------------------------
                                                $267,518     $291,660
                                              =========================

See accompanying notes.

                     Golden Peanut Company and Subsidiaries

                     Consolidated Statements of Operations

                                                 YEAR ENDED JUNE 30
                                            1995       1994       1993
                                         ---------------------------------
                                              (Thousands of Dollars)

Net sales and other operating income      $429,067   $456,937   $486,868

 Cost of products sold and other
  operating costs                          425,925    431,979    446,775
                                         ---------------------------------
 Gross margin                                3,142     24,958     40,093

 Selling, general and administrative
  expenses                                  17,795     15,133     18,040
                                         ---------------------------------
 Operating income (loss)                   (14,653)     9,825     22,053

 Other income (expense):
  Interest expense                         (15,249)   (10,113)    (9,126)
  Interest and other income                  1,027        873      1,129
                                         ---------------------------------
 Income (loss) before cumulative
  effect of change in accounting
  principle                                (28,875)       585     14,056

 Cumulative effect of change in
  accounting for postretirement
  benefits other than pensions                   -     (3,939)         -
                                         ---------------------------------
 Net income (loss)                        $(28,875)  $ (3,354)  $ 14,056
                                         =================================

See accompanying notes.

                     Golden Peanut Company and Subsidiaries

                  Consolidated Statements of Partners' Equity

                            GOLD KIST      ADM     ALIMENTA     TOTAL
                          -----------------------------------------------
                                      (Thousands of Dollars)

Balance at June 30, 1992     $ 29,737   $ 29,737    $26,876   $ 86,350
  Earnings distribution       (11,404)   (11,404)    (8,542)   (31,350)
  Net income                    4,659      4,659      4,738     14,056
                          -----------------------------------------------
Balance at June 30, 1993       22,992     22,992     23,072     69,056
  Earnings distribution        (1,770)    (1,770)    (1,850)    (5,390)
  Net loss                     (1,110)    (1,110)    (1,134)    (3,354)
                          -----------------------------------------------
Balance at June 30, 1994       20,112     20,112     20,088     60,312
  Capital contribution          5,000      5,000          -     10,000
  Earnings distribution             -          -         24         24
  Net loss                     (9,625)    (9,625)    (9,625)   (28,875)
                          -----------------------------------------------
Balance at June 30, 1995     $ 15,487   $ 15,487    $10,487   $ 41,461
                          ===============================================

See accompanying notes.

                     Golden Peanut Company and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                 YEAR ENDED JUNE 30
                                                             1995       1994       1993
                                                         --------------------------------
                                                               (Thousands of Dollars)
OPERATING ACTIVITIES
Net income (loss)                                          $(28,875)  $ (3,354)  $ 14,056
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Cumulative effect of accounting change                        -      3,939          -
    Depreciation                                              4,238      3,550      2,986
    Changes in operating assets and liabilities:
      Accounts receivable                                     2,775        818     (7,115)
      Accounts receivable from affiliates                     2,131       (554)     5,953
      Inventories                                            40,777     24,040    (77,951)
      Other current assets                                   (2,632)       286        412
      Amounts due from partners                             (17,894)    (1,377)     7,072
      Trade accounts payable                                  3,655     (2,090)     1,436
      Amounts payable to partners                               192       (227)        94
      Other current liabilities                                 236       (267)    (2,897)
      Accrued postretirement benefits (net of
       cumulative effect adjustment in 1994)                    626        538          -
                                                         ----------------------------------
Net cash provided by (used in) operating activities           5,229     25,302    (55,954)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (5,158)    (4,425)   (18,691)
Purchase of Ag Tech                                            (300)         -          -
                                                         ----------------------------------
Net cash used in investing activities                        (5,458)    (4,425)   (18,691)

FINANCING ACTIVITIES
Earnings distribution to partners                                24     (5,390)   (31,350)
Capital contribution by partners                             10,000          -          -
Net (decrease) increase in notes payable                    (10,000)   (15,000)   105,500
                                                         ----------------------------------
Net cash (used in) provided by financing activities              24    (20,390)    74,150
                                                         ----------------------------------
(Decrease) increase in cash and cash equivalents               (205)       487       (495)
Cash and cash equivalents at beginning of year                1,252        765      1,260
                                                         ----------------------------------
Cash and cash equivalents at end of year                   $  1,047   $  1,252   $    765
                                                         ==================================

SUPPLEMENTARY DISCLOSURE INFORMATION
Interest paid                                              $ 15,010   $ 10,809   $  9,492
                                                         ==================================

See accompanying notes.

                     Golden Peanut Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 June 30, 1995


1. NATURE OF BUSINESS AND PARTNERSHIP AGREEMENT

Golden Peanut Company and Subsidiaries (the "Partnership") is a general partnership formed under the laws of the State of Georgia to operate the peanut operations of three companies: Archer Daniels Midland Company ("ADM"), Gold Kist, Inc. ("Gold Kist"), and Alimenta Processing Corporation ("Alimenta") on a combined basis. The Partnership was formed specifically to procure, process and market peanuts and peanut products. The Partnership grants credit to customers, substantially all of whom are wholesalers of food products.

The Partnership is directed by a committee of six individuals (partnership committee), two from each partner, and is equally owned by the partners.

The partners have agreed to maintain a minimum aggregate partners' capital of $55,000,000. The Partnership expires at the earlier of December 31, 2006, or by mutual consent of the partners. Any partner may withdraw from the Partnership upon providing eighteen months written notice.

In order to maintain the minimum agreed-upon capital, contributions of $5,000,000 were made by both Gold Kist and ADM on June 30, 1995. In July 1995, additional contributions of $2,846,400 were made by both Gold Kist and ADM, and a contribution of $5,000,000 was made by Alimenta. An additional contribution of $2,846,400 is expected to be made by Alimenta in August 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Golden Peanut Company and its subsidiaries. Subsidiaries of the Partnership include: GPX, Inc., a foreign sales corporation established to utilize tax advantages available to exporters; and GP Blanching, Inc. and Alimentos Panamericanos, Inc., domestic corporations involved in various aspects of procuring, processing and marketing peanuts and peanut products. Significant intercompany accounts and transactions have been eliminated in consolidation.

                     Golden Peanut Company and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Government regulations require peanut inventories to be identified by crop year in which the raw peanuts were harvested. Inventories are valued at the lower of average cost (determined on crop year basis) or market. Further, each crop year is divided into two inventory pools. All raw materials received or contracted prior to the government support deadline (currently January 31) are considered to be in the first pool, and raw materials received or contracted after that date are valued separately. A first-in, first-out inventory method is used to determine inventory on hand (on a crop year basis) at year-end. At June 30, 1995 and 1994, inventories consisted primarily of finished goods with raw material inventory comprising 6% and 1%, respectively, of the total inventory balance.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. The Partnership uses the straight-line method to provide depreciation for financial reporting purposes.

INCOME TAXES

The Partnership was formed as a general partnership; accordingly, the results of its operations are included in the income tax returns of the partners, and no income taxes are provided in the financial statements of the Partnership. GPX, Inc., Alimentos Panamericanos, Inc. and GP Blanching, Inc. are subsidiaries of the Partnership that are subject to income taxes; however, related income tax expense is insignificant.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

3. ACQUISITIONS

In July 1992, the Partnership acquired certain assets of Dothan Oil Mill Company ("Dothan") at a purchase price of $12,540,000. The operations of Dothan are included in the consolidated statements of income since the date of acquisition.

                     Golden Peanut Company and Subsidiaries

3. ACQUISITIONS  (CONTINUED)

In October 1994, the Partnership acquired the remaining 50% ownership interest in Ag Tech Company ("Ag Tech") from Virginia Mills, Inc. at a purchase price of $500,000, including $200,000 payable upon favorable determination of a patent lawsuit in which Ag Tech is involved.

The Partnership previously held a 50% ownership interest in Ag Tech and accounted for its investment using the equity method. The accounts of Ag Tech are included in the consolidated statements of income since the date Ag Tech became wholly-owned.

4. JOINT VENTURE

The Partnership formed a wholly-owned subsidiary, GP Blanching, Inc., during fiscal year 1993. In December 1992, GP Blanching, Inc., Universal Blanchers, Inc. (Texas), a Texas corporation and Universal Blanchers, Inc., a Georgia corporation, formed a general partnership, Universal Blanchers, whereby GP Blanching acquired a 30% ownership interest in the partnership with the option to increase this interest to 50%. GP Blanching's ownership interest in Universal Blanchers was 39% and 36% at June 30, 1995 and 1994, respectively. The investment is accounted for using the equity method.

5. NOTES PAYABLE

Notes payable represent borrowings under the Partnership's commercial paper facility, which is used primarily to finance inventory and accounts receivable. As of June 30, 1995, there was $205,000,000 outstanding with a weighted average interest rate of 6.0%. The Partnership has a maximum facility of $450,000,000 coordinated through two national brokerage firms. The commercial paper is supported by annual and seasonal backup lines of credit at various banks with varying expiration dates. Available lines of credit reached a maximum of $378,000,000 during 1995 and totaled $230,000,000 at June 30, 1995. The commercial paper is sold at the market interest rate for comparable issues of commercial paper at the date of placement. The partners have entered into a support agreement whereby the partners jointly and severally agree to maintain positive tangible net worth and sufficient liquidity in the Company to ensure timely payment of all debts.

                     Golden Peanut Company and Subsidiaries

6. LEASES

The Partnership leases all the peanut processing facilities owned by ADM and Gold Kist pursuant to Master Facilities Lease Agreements executed with each of the partners concurrently with the original formation of the Partnership in 1986. Rental payments were fixed for the first six years of the agreements and then may be adjusted to reflect a market rental based on the fair market value of the premises for the remainder of the twenty-year lease term. Lease payments under these agreements were $5,070,000 annually through calendar year 1992. In a 1993 agreement, the initial rental payment terms were extended through calendar year 1998. The Partnership also leases peanut processing facilities owned by Alimenta pursuant to a Master Facilities Lease Agreement executed concurrently with an amendment of the Partnership agreement on March 1, 1989. After December 17, 1998, the rental payments may be adjusted to reflect a market rental based on the fair market value of the premises for the remainder of the eight-year lease term. These lease agreements are cancelable upon termination of the partnership agreement or withdrawal of a partner.

The Partnership also leases a warehouse facility for the storage of shelled peanuts in addition to leasing additional property under operating leases with terms from 1 to 7 years. Future minimum rental commitments for these noncancelable operating leases are as follows:

                    1996                                $  663,000
                    1997                                   669,000
                    1998                                   618,000
                    1999                                   605,000
                    2000 and thereafter                    388,000
                                                         ---------
                                                        $2,943,000
                                                         =========

Total rent expense was $8,072,000 in 1995, $8,459,000 in 1994, and $8,518,000 in
1993.

                     Golden Peanut Company and Subsidiaries

7. RELATED PARTY TRANSACTIONS


The Partnership relies on ADM, Gold Kist, and Alimenta to provide certain administrative services. Charges for these services are on a basis consistent with the internal cost allocation methods used by the partners.

The Partnership sold shelled goods for further processing and/or resale to ADM, Gold Kist, and Alimenta during 1995 and 1994 and to ADM and Gold Kist during 1993. Most oil stock peanuts of the Partnership were processed by Alimenta during 1995 and 1994 and by ADM during 1993.

The Partnership pays royalties to a subsidiary of Gold Kist for proprietary seed used by the Partnership and also paid commissions to Gold Kist buying points during 1995 and ADM and Gold Kist buying points in 1994 and 1993. ADM handles the financial transactions of the Partnership and, at times during the year, advances money to meet short-term cash needs. Alimenta manages the foreign sales offices of the Partnership, and pays the selling, general, and administrative expenses of those offices on behalf of the Partnership which the Partnership reimburses. As a result of these transactions, interest-bearing intercompany receivables and payables have arisen, resulting in interest payments between the related parties. The Partnership also leases peanut processing facilities owned by the general partners as described in Note 6.

                     Golden Peanut Company and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Following is a summary of the amounts related to these transactions for the year ended June 30, 1995:

                                              ADM        GOLD KIST     ALIMENTA
                                         -----------------------------------------
Lease payments                           $ 2,970,000   $2,100,000   $ 1,232,000
Administrative service fees                  696,000      644,000     2,100,000
Royalties                                          -      606,000             -
Commissions                                        -    2,628,000             -
Interest (receipts) payments, net            (91,000)       7,000             -
                                       -------------------------------------------
Expenses paid to partners                $ 3,575,000   $5,985,000   $ 3,332,000
                                       ===========================================

Inventory sales                          $    44,000   $3,125,000   $12,635,000
                                       ===========================================

Amounts due from partners at June 30,
 1995                                    $19,401,000   $        -   $   912,000

                                       ===========================================
Amounts payable to partners at June
 30, 1995                                $         -   $ (728,000)  $  (102,000)
                                       ===========================================

                     Golden Peanut Company and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Following is a summary of the amounts related to these transactions for the year ended June 30, 1994:

                                                         ADM        GOLD KIST     ALIMENTA
                                                 --------------------------------------------

Lease payments                                      $ 2,970,000   $2,100,000   $ 1,232,000
Administrative service fees                             722,000      664,000     2,175,000
Royalties                                                     -      636,000             -
Commissions                                             331,000    1,383,000             -
Interest (receipts) payments, net                        (4,000)       4,000             -
                                                 --------------------------------------------
Expenses paid to partners                           $ 4,019,000   $4,787,000   $ 3,407,000
                                                 ============================================

Inventory sales                                     $ 2,663,000   $5,406,000   $13,102,000
                                                 ============================================
Amounts due from partners at June 30,
 1994                                               $   465,000   $  139,000   $ 1,815,000
                                                 ============================================
Amounts payable to partners at June
 30, 1994                                           $         -   $ (638,000)  $        -
                                                 ============================================

Following is a summary of the amounts related to these transactions for the year ended June 30, 1993:

                                                         ADM        GOLD KIST     ALIMENTA
                                                ----------------------------------------------

Lease payments                                     $ 2,970,000   $2,100,000   $ 1,232,000
Administrative service fees                            812,000      587,000     2,548,000
Royalties                                                    -      685,000             -
Commissions                                            461,000    1,526,000             -
Interest payments, net                                  17,000        4,000             -
                                                ----------------------------------------------
Expenses paid to partners                          $ 4,260,000   $4,902,000   $ 3,780,000
                                                ==============================================

Inventory sales                                    $11,856,000   $2,440,000   $         -
                                                ==============================================
Amounts due from partners at June 30,
 1993                                              $ 1,042,000   $        -   $         -
                                                ==============================================
Amounts payable to partners at June
 30, 1993                                          $         -   $ (785,000)  $   (80,000)
                                                ==============================================

7. RELATED PARTY TRANSACTIONS (CONTINUED)

                     Golden Peanut Company and Subsidiaries

In connection with formation of the Partnership, the partners licensed certain patents to the Partnership. The licensing agreements do not provide for royalty payments.

Accounts receivable from affiliates represent amounts due from equity investees and other affiliated companies. During fiscal year 1993, the Partnership wrote-off $3,700,000 of accounts receivable from a Company jointly owned by ADM, Gold Kist and Alimenta. This receivable was written off to selling, general and administrative expenses.

8. EMPLOYEE BENEFITS

The Partnership participates in two Gold Kist multi-employer noncontributory defined benefit pension plans that cover substantially all of its employees. Benefits for salaried employees are based on average earnings before retirement, while hourly employees' benefits are based upon years of credited service. The Partnership's funding policy is to contribute amounts sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Partnership may determine to be appropriate from time to time.

The Partnership also participates in Gold Kist's defined contribution savings and investment plan, which is available to substantially all salaried employees with one year of service. Employees may contribute up to a maximum dollar amount of their salaries established by the Internal Revenue Service with the Partnership matching a minimum of 10% of these contributions. The Partnership match is based upon operating results and may reach a maximum of 50% of employee contributions. Vesting of employer contributions is graduated over a five-year period.

Net employee benefit costs for the defined benefit plans and defined contribution plan in 1995 were $701,000 and $492,000, respectively. For 1994, these net employee benefit costs were $943,000 and $346,000, respectively. For 1993, these net employee benefit costs were $720,000 and $243,000, respectively.

                     Golden Peanut Company and Subsidiaries

8. EMPLOYEE BENEFITS (CONTINUED)

In addition to providing pension benefits, the Partnership provides health care and life insurance benefits to certain retired employees and their dependents. Active salaried employees and certain active hourly employees can become eligible for retiree health care benefits at age 55 depending on years of service, and retirees receive substantially the same health care benefits as active employees. Employees also contribute to the cost of dependent coverage.

The Partnership adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions," effective July 1, 1993. This statement requires accrual of the expected cost of providing postretirement benefits other than pensions. This cost, for health care and life insurance benefits, had previously been recognized as expense only when payments were made. The Partnership recognized the entire accumulated benefit obligation at the date of adoption, resulting in a one-time charge of $3,939,000. This amount is reported separately on the 1994 consolidated statement of income as the cumulative effect of a change in accounting principle. In addition, the Partnership's postretirement benefit costs increased approximately $421,000 and $393,000 in 1995 and 1994, respectively, as a result of adopting the new standard. The Partnership intends to continue funding the plans on a pay-as-you-go basis. Net postretirement benefit expense for 1995 and 1994 included the following components (in thousands of dollars):

                                             1995               1994
                                    ----------------------------------------
                                      HEALTH     LIFE     HEALTH    LIFE
                                       CARE    INSURANCE   CARE   INSURANCE
                                      PLANS      PLANS    PLANS     PLANS
                                    ----------------------------------------

Service cost (benefits earned)         $161       $ 73    $189       $ 30
Interest cost on accumulated
  benefit obligation                    214        160     221         98
Amortization of net actuarial
 (gain) loss                            (16)        34       -          -
                                    ----------------------------------------
                                       $359       $267    $410       $128
                                    ========================================

                     Golden Peanut Company and Subsidiaries

8. EMPLOYEE BENEFITS (CONTINUED)

The reconciliations of the plans' funded status to the amounts reported in the Partnership's consolidated balance sheets at June 30, 1995 and 1994 are as follows (in thousands of dollars):

                                                      1995               1994
                                             ---------------------------------------
                                               HEALTH     LIFE     HEALTH    LIFE
                                                CARE   INSURANCE    CARE   INSURANCE
                                               PLANS     PLANS     PLANS     PLANS
                                             ----------------------------------------

Present value of accumulated
 postretirement benefit obligation:
  Retirees                                     $  840     $  700   $  711     $  641
  Fully eligible active participants              764        683      995        396
  Other active participants                     1,118        841    1,287        288
                                             ---------------------------------------
                                                2,722      2,224    2,993      1,325
Unrecognized net actuarial gain (loss)            638       (633)     159          -
Other                                             103         49        -          -
                                             ---------------------------------------
Postretirement benefit liability
  included in consolidated balance
  sheet                                        $3,463     $1,640   $3,152     $1,325
                                             =======================================

The discount rate used in determining the present value of the accumulated postretirement benefit obligation was 8% in 1995 and 8.25% in 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% in 1995, declining by 1% per year until fiscal year 2000 at which time the rate declines by 0.5% to an ultimate rate of 5.5%. If the assumed health care cost trend rate increased 1% in all future years, the accumulated postretirement benefit obligation would increase by $489,000 and the annual postretirement benefit expense would increase by $75,000.

                     Golden Peanut Company and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Partnership was contingently liable as of June 30, 1995 for $13,543,000 under letters of credit issued to guarantee compliance with regulations on export peanuts as required by the Agricultural Stabilization and Conservation Service (ASCS).

The Partnership also enters into purchase and sale commitments for raw peanuts and shelled goods in the ordinary course of business. Management anticipates no significant losses from satisfying these commitments.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. In the opinion of management (based on advice of legal counsel), such litigation and claims will be resolved without material effect on the Company's financial position and results of operations.

10. SEGMENT INFORMATION

The Partnership's business constitutes a single business segment, defined as peanut procurement, production and wholesaling. Export sales, primarily to Western Europe, Canada and Japan, in fiscal years 1995, 1994, and 1993 represented 17%, 18%, and 17%, respectively, of total sales.

Net sales to customers exceeding 10% of consolidated net sales were as follows (as a percentage of consolidated net sales):

                 CUSTOMER        1995         1994        1993
                 ---------------------------------------------
                    A             7%          13%         10%
                    B            11%          10%          7%

                     Golden Peanut Company and Subsidiaries
                                 (Consolidated)

                                  Schedule II

                       Valuation and Qualifying Accounts

                                        BALANCE                          BALANCE
                                          AT      CHARGED                AT END
                                       BEGINNING    TO                     OF
         DESCRIPTION                   OF PERIOD  EXPENSE     OTHER      PERIOD
--------------------------------------------------------------------------------
                                              (IN THOUSANDS OF DOLLARS)

YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts (a)       $725   $1,846    $(961)  (B)   $1,610

YEAR ENDED JUNE 30, 1994
Allowance for doubtful accounts (a)       $317   $  399    $   9   (b)   $  725

YEAR ENDED JUNE 30, 1993
Allowance for doubtful accounts (a)       $507   $  105    $(295)  (b)   $  317

(a) Reflected as reduction of accounts receivable on consolidated balance sheet.

(b)  Amounts written off, net of recoveries.

     (a)3. Exhibits - Index of Exhibits
           ----------------------------

     Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-2(a)       Agreement and Plan of     Annual Report on Form   Exhibit B-2(a)
             Merger, dated June 20,    10-K for the Fiscal
             1986, and effective       Year ended June 30,
             June 30, 1986, between    1986
             Carolina Golden Products,
             Inc., and Golden Poultry
             Company, Inc.

B-3(a)       Restated and Amended      Annual Report on Form   Exhibit B-3(a)
             Articles of Incorpo-      10-K for the Fiscal
             ration of Registrant      Year ended June 26, 1993

B-3(b)       Current By-Laws of
             Registrant, as amended

B-4(a)(1)    Form of Indenture dated   Registration filed on   Exhibit 4(a)(2)
             as of December 1, 1977,   Form S-1 (Registration
             governing the terms of    No. 2-59958)
             the 9% Fifteen Year
             Certificates of Interest,
             including therein a table
             of contents and cross-
             reference sheet

8-4(a)(2)    Form of First Supple-     Registration filed on   Exhibit 4(a)(2)
             mental Indenture, dated   Form S-1 (Registration
             as of September 1, 1979,  No. 2-69267)
             amending the terms of
             the Form of Indenture
             dated as of December 1,
             1977, governing the terms
             of the 9% Fifteen Sub-
             ordinated Capital Year
             Subordinated Capital
             Certificates of Interest

B-4(a)(3)    Form of Indenture, dated  Registration filed on   Exhibit 4(a)(2)
             as of September 1, 1979   Form S-1 (Registration
             governing the terms of    No. 2-65587)
             the Fifteen Year Sub-
             ordinated Capital
             Certificates of Interest
             (Series B), including
             therein a table of con-
             tents and cross-reference
             sheet


Designation
of Exhibit                               Document with Which     Designation
in this                                 Exhibit Was Previously  of such Exhibit
Report        Description of Exhibit    Filed with Commission   in that Document
----------- --------------------------  ----------------------  ----------------
B-4(a)(4)   Form of First Supplemental  Registration filed on   Exhibit 4(a)(4)
            Indenture, dated as of      Form S-1 (Registration
            September 1, 1980, govern-  No. 2-69267)
            ing the terms of the
            Fifteen Year Subordinated
            Capital Certificates of
            Interest (Series C)

B-4(a)(5)   Form of Second Supplemen-   Registration filed on   Exhibit 4(a)(5)
            tal Indenture, dated as     Form S-2 (Registration
            of September 1, 1982,       No. 2-79538)
            governing the terms of
            the Fifteen Year Subordi-
            nated Capital Certificates
            of Interest (Series D)

B-4(b)(1)   Form of Indenture, dated    Registration filed on   Exhibit 4(b)(2)
            as of December 1, 1977      Form S-1 (Registration
            governing the terms of      No. 2-59958)
            the 8 1/2% Ten Year
            Subordinated Capital
            Certificates of Interest,
            including therein a table
            of contents and cross-
            reference sheet

B-4(b)(2)   Form of First Supplemental  Registration filed on   Exhibit 4(b)(2)
            Indenture, dated as of      Form S-1 (Registration
            September 1, 1979, amend-   No. 2-69267)
            ing the terms of the Form
            of Indenture dated as of
            December 1, 1977 governing
            the terms of the 8 1/2%
            Ten Year Subordinated
            Capital Certificates of
            Interest

B-4(b)(3)   Form of Indenture, dated    Registration filed on   Exhibit 4(b)(2)
            as of September 1, 1979,    Form S-1 (Registration
            governing the terms of      No. 2-65587)
            the Ten Year Subordinated
            Capital Certificates of
            Interest (Series B),
            including a table of
            contents and cross-
            reference sheet

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-4(b)(4)    Form of First Supple-     Registration filed on   Exhibit 4(b)(4)
             mental Indenture, dated   Form S-1 (Registration
             as of September 1, 1980,  No. 2-69267)
             governing the terms of
             the Ten Year Subordinated
             Capital Certificates of
             Interest (Series C)

B-4(b)(5)    Form of Second Supple-    Registration filed on   Exhibit 4(b)(5)
             mental Indenture, dated   Form S-2 (Registration
             as of September 1, 1982,  No. 2-79538)
             governing the terms of
             the Ten Year Subordinated
             Capital Certificates of
             Interest (Series D)

B-4(c)       Form of Indenture, dated  Registration filed on   Exhibit 4(c)
             as of September 1, 1985,  Form S-2 (Registration
             governing the terms of    No. 33-428)
             the Seven year Sub-
             ordinated Capital
             Certificates of Interest
             (Series A), including
             therein a table of
             contents, cross-reference
             sheet, and form of Seven
             Year Subordinated Capital
             Certificates of Interest

B-4(d)(1)    Form of Indenture, dated  Registration filed on   Exhibit 4(c)(2)
             as of September 1, 1979,  Form S-1 (Registration
             governing the terms of    No. 2-65587)
             the Five Year Subordi-
             nated Capital Certificates
             of Interest (Series A),
             including therein a table
             of contents and cross-
             reference sheet

B-4(d)(2)    Form of First Supple-     Registration filed on   Exhibit 4(d)(2)
             mental Indenture, dated   Form S-1 (Registration
             as of September 1, 1980,  No. 2-69267)
             governing the terms of
             the Five Year subor-
             dinated Capital Certifi-
             cates of Interest
             (Series B)

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-4(d)(3)    Form of Second Supple-    Registration filed on   Exhibit 4(d)(3)
             mental Indenture, dated   Form S-2 (Registration
             as of September 1, 1982,  No. 2-79538)
             governing the terms of
             the Five Year Subordi-
             nated Capital Certifi-
             cates of Interest
             (Series C)

B-4(e)       Form of Indenture,        Registration filed on   Exhibit 4(f)(2)
             dated as of               Form S-2 (Registration
             September 1, 1985,        No. 33-428)
             governing the terms of
             the Three Year Subor-
             dinated Capital Certifi-
             cates of Interest
             (Series A), including
             therein a table of con-
             tents, cross-reference
             sheet, and form Capital
             Certificates of Interest

B-4(f)       Form of Indenture,        Registration filed on   Exhibit 4(g)
             dated September 1, 1980,  Form S-1 (Registration
             governing the terms of    No. 2-69267)
             the Two Year Subor-
             dinated Capital Certifi-
             cates of Interest
             (Series A), including
             therein a table of
             contents and cross-
             reference sheet

B-4(g)(1)    Form of Indenture,        Registration filed on   Exhibit 4(h)(1)
             dated as of               Form S-2 (Registration
             September 1, 1985,        No. 33-428)
             governing the terms of
             the One Year Subor-
             dinated Large Denomi-
             nation Loan Certificate
             (Series A), including
             therein a table of
             contents, cross-
             reference sheet, and
             form of One Year
             Subordinated Large
             Denomination Loan
             Certificates

B-4(g)(2)    Form of Indenture,        Registration filed on   Exhibit 4(d)(2)
             dated as of               Form S-1 (Registration
             September 1, 1979,        No. 2-65587)
             governing the terms
             of the One Year
             Subordinated Loan
             Certificates (Series B),
             including therein a
             table of contents and
             cross-reference sheet

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-4(g)(3)    Form of First Supplemen-  Registration filed on   Exhibit 4(f)(2)
             tal Indenture, dated as   Form S-1 (Registration
             of September 1, 1980,     No. 2-69267)
             governing the terms of the
             One Year Subordinated Loan
             Certificates (Series C)

B-4(h)       Form of Indenture, dated  Registration filed on   Exhibit 4(i)
             as of September 1, 1985   Form S_2 (Registration
             governing the terms of    No. 33-428)
             the Six Month Subordin-
             ated Large Denomination
             Loan Certificate (Series
             A), including therein a
             table of contents, cross-
             reference sheet, and form
             of Six Month Subordinated
             Large Denomination Loan
             Certificates

B-4(i)(1)    Specimen of Cumulative    Registration filed on   Exhibit 4(f)
             Preferred Capital Certif- Form S-1 (Registration
             icates of Interest used   No. 2-59958)
             for three years (6.5%-8%),
             six year (6.75%-8.5%), ten
             year (7%-9%) and fifteen
             year (9%) fixed-maturity
             certificates.

B-4(i)(2)    Specimen of Subordinated  Annual Report on Form   Exhibit B-4(h)(2)
             Capital Certificates of   10-K for the Fiscal
             Interest used for Fifteen Year Ended June 30,
             Year (Series B and C),    1982
             Ten Year (Series B and C),
             Five Year (Series A and B)
             and Two Year (Series A)

B-4(i)(3)    Specimen of Subordinated  Annual Report on Form   Exhibit B-4(h)(3)
             Loan-Certificates (Series 10-K for the Fiscal
             B and C)                  Year Ended June 30, 1982

B-4(j)       Specimen of 5% Cumulative Registration filed on   Exhibit 4(g)
             Preferred Capital Certif- Form S-1 (Registration
             icates of Interest with   No. 2-59958)
             no fixed maturities

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-4(k)       Agreement to furnish      Registration filed on   Exhibit 4(h)
             copies of constituent     Form S-1 (Registration
             instruments defining the  No. 2-59958)
             rights of the holders of
             certain industrial
             revenue bonds

B-4(l)(1)    Note Agreement with the   Quarterly Report on     Exhibit B-4(n)
             Prudential Insurance      Form 10-Q for the
             Company of America dated  Fiscal Quarter ended
             as of December 15, 1986   December 31, 1986

B-4(l)(2)    Amendment dated as of     Registration filed on   Exhibit 4(l)(2)
             June 30, 1987 to Note     Form S-2 (Registration
             Agreement with the        No. 33-24623)
             Prudential Insurance
             Company of America

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

B-4(l)(5)    Amendment dated as of     Registration filed on   Exhibit 4(l)(5)
             January 9, 1991, to Note  Form S-2 (Registration
             Agreements with the       No. 33-42900)
             Prudential Insurance
             Company of America and
             Pruco Life Insurance
             Company

B-4(l)(6)    Note Agreement with the   Registration filed on   Exhibit 4(l)(6)
             Prudential Insurance      Form S-2 (Registration
             Company of America,       No. 33-42900)
             dated as of June 3, 1991

B-4(l)(7)    Amendment dated as of     Registration filed on   Exhibit 4(l)(7)
             June 26, 1992, to Note    Form S-2 (Registration
             Agreements with the       No. 33-52268)
             Prudential Insurance
             Company of America

B-4(l)(8)    Amendment dated July      Registration filed on   Exhibit 4(l)(8)
             14, 1993, to Note Agree- Form S-2 (Registration ments with the Prudential No. 33-69204)
             Insurance Company of
             America and Pruco Life
             Insurance Company

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-4(m)(1)    Credit Agreement dated
             as of June 30, 1995,
             with Various Banks and
             Lending Institutions,
             as Lenders, and Trust
             Company Bank, as agent

B-4(n)(1)    Line of Credit Agreement  Registration filed on   Exhibit 4(n)
             with CoBank, dated as of  Form S-2 (Registration
             February 22, 1991         No. 33-42900)

B-4(n)(2)    Amendment dated as of     Registration filed on   Exhibit 4(n)(2)
             March 1, 1992, to Line    Form S-2 (Registration
             of Credit Agreement with  No. 33-52268)
             CoBank

B-4(n)(3)    Amendment dated as of     Registration filed on   Exhibit 4(n)(3)
             December 18, 1992, to     Form S-2 (Registration
             Line of Credit Agreement  No. 33-69204)
             with CoBank

B-4(n)(4)    Amendment dated as of     Registration filed on   Exhibit 4(n)(4)
             December 13, 1993 to Line Form S-2 (Registration of Credit Agreement with No. 33-55563)
             CoBank

B-4(o)       Guaranty dated December   Registration filed on   Exhibit 4(o)
             18, 1992 by Gold Kist in  Form S-2 (Registration
             favor of NationsBank of   No. 33-69204)
             Georgia, N.A.

B-10(a)      Form of Deferred Compen-  Registration filed on   Exhibit 11(d)
             sation Agreement between  Form S-1 (Registration
             Gold Kist Inc. and cer-   No. 2-59958)
             tain executive officers*

B-10(b)(1)   Gold Kist Management      Registration filed on   Exhibit 10(b)
             Bonus Program*            Form S-1 (Registration
                                       No. 2-69267)

B-10(b)(2)   Amended Gold Kist Manage- Registration filed on   Exhibit 19(b)(2)
             ment Bonus Program*       Form S-2 (Registration
                                       No. 2-79538)

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-10(b)(3)   Form of Gold Kist Sup-    Registration filed on   Exhibit 10(b)(3)
             plemental Executive       Form S-2 (Registration
             Retirement Income non-    No. 33-9007)
             qualified deferred
             compensation agreement
             between Gold Kist and
             certain executive
             officers and Resolution
             of Gold Kist Board of
             Directors authorizing
             the Supplemental
             Executive Retirement
             Plan*

B-10(b)(4)   Resolution of Gold Kist   Registration filed on   Exhibit 10(b)(4)
             Board of Directors auth-  Form S-2 (Registration
             orizing the Gold Kist     No. 33-9007
             Special Award Plan*

B-10(b)(5)   Form of Gold Kist Execu-  Registration filed on   Exhibit 10(b)(5)
             tive's Change in Control  Form S-2 (Registration
             Agreement between Gold    No. 33-31164
             Kist and certain officers
             and resolution of Gold
             Kist Board of Directors
             authorizing the Officers
             Contingency Plan*

B-10(b)(6)   Form of Directors Change  Registration filed on   Exhibit 10(b)(6)
             in Control Agreement      Form S-2 (Registration
             between Gold Kist and     No. 33-36938
             Directors of Gold Kist*

B-10(b)(7)   Form of Director          Registration filed on   Exhibit 10(b)(7)
             Emeritus Life Benefits    Form S-2 (Registration
             Agreement*                No. 33-36938

B-10(b)(8)   Form of Director Emeritus Registration filed on   Exhibit 10(b)(8)
             Agreement for Medical     Form S-2 (Registration
             Benefits*                 No. 33-36938

B-10(b)(9)   Gold Kist Executive
             Savings Plan, as amended*

B-10(b)(10)  Gold Kist Director
             Savings Plan, as amended*

B-10(b)(11)  Gold Kist Split Dollar
             Life Insurance Plan*

B-10(c)(1)   Form of Membership,       Registration filed on   Exhibit 13(b)
             Marketing, and/or Purch-  Form S-1 (Registration
             asing Agreement of Gold   No. 2-59958
             Kist Inc., Atlanta,
             Georgia

Designation
of Exhibit                             Document with Which     Designation
in this                                Exhibit Was Previously  of such Exhibit
Report       Description of Exhibit    Filed with Commission   in that Document
-----------  ----------------------    ----------------------  ----------------

B-10(c)(2)   Form of Membership,       Registration filed on   Exhibit 10(c)(2)
             Marketing, and/or         Form S-1 (Registration
             Purchasing Agreement of   No. 2-74205)
             Gold Kist Inc., Atlanta,
             Georgia, as revised
             October 17, 1980

B-10(c)(3)   Form of Membership,       Registration filed on   Exhibit 10(c)(3)
             Marketing, and/or         Form S-2 (Registration
             Purchasing Agreement of   No. 33-428)
             Gold Kist Inc., Atlanta,
             Georgia, as revised
             November 1, 1984

B-10(c)(4)   Form of Membership,       Registration filed on   Exhibit 10(c)(4)
             Marketing, and/or         Form S-2 (Registration
             Purchasing Agreement      No. 33-24623)
             of Gold Kist Inc.,
             Atlanta, Georgia, revised
             October 29, 1987

B-10(c)(5)   Form of Membership,       Registration filed on   Exhibit 10(c)(5)
             Marketing, and/or         Form S-2 (Registration
             Purchasing Agreement of   No. 33-42900)
             Gold Kist Inc., Atlanta,
             Georgia, revised August
             21, 1991

B-10(d)      CF Industries, Inc.,      Registration filed on   Exhibit 13(j)
             Member Product Purchase   Form S-2 (Registration
             Agreement                 No. 2-59958)

B-10(e)(1)   General Partnership       Registration filed on   Exhibit 10(h)(1)
             Agreement (GC Properties) Form S-2 (Registration
             between Gold Kist Inc.    No. 33-428)
             and Cotton States Mutual
             Insurance Company,
             dated as of July 1, 1984

B-10(e)(2)   Lease from GC Properties, Registration filed on   Exhibit 10(h)(2)
             dated December 11, 1984, Form S-2 (Registration for home office building No. 33-428) space

B-10(f)(1)   General Partnership       Annual Report on Form   Exhibit B-10
             Agreement (Golden Peanut  10-K for the Fiscal     (f)(1)
             Company) between Gold     Year Ended June 30,
             Kist and Archer-Daniels-  1987
             Midland Company, dated
             as of December 17, 1986

Designation
of Exhibit                             Document with Which    Designation
in this                                Exhibit Was Previously of such Exhibit
Report       Description of Exhibit    Filed with Commission  in that Document
-----------  ----------------------    ---------------------- ----------------

B-10(f)(2)   Amended and Restated      Registration filed on  Exhibit 10(f)(2)
             Partnership Agreement     Form S-2 (Registration
             (Golden Peanut Company)   No. 33-31164)
             between Gold Kist Inc.,
             Archer-Daniels-Midland
             Company and Alimenta
             Processing Corporation,
             dated as of March 1, 1989

B-10(f)(3)   Amendment to Amended and  Registration filed on  Exhibit 10(f)(3)
             Restated Partnership      Form S-2 (Registration
             Agreement (Golden Peanut  No. 33-42900)
             Company) between Gold
             Kist Inc., Archer-Daniels-
             Midland Company and Ali-
             menta Processing Corpora-
             tion, dated as of June 30,
             1991

B-10(f)(4)   Master Commercial Facil-  Annual Report on Form  Exhibit B-10(f)(2)
             ities Lease Agreement     10-K for the Fiscal
             between Gold Kist and     Year Ended June 30,
             Golden Peanut Company     1987
             dated as of December 17,
             1986

B-10(g)      Agreement of Sale of      Annual Report on Form  Exhibit B-10(g)
             Valdosta, Georgia Soy     10-K for the Fiscal
             Processing Plant, be-     Year Ended June 30,
             tween Gold Kist and Arch- 1987
             er-Daniels-Midland Com-
             pany, dated July 2, 1987

B-10(h)      Grain Procurement Agree-  Annual Report on Form  Exhibit B-10(h)
             ment between Gold Kist    10-K for the Fiscal
             and Archer-Daniels-Mid-   Year Ended June 30,
             land Company, dated       1987
             August 31, 1987

B-10(i)      General Partnership       Registration filed on  Exhibit 10(i)
             Agreement (Carolina Gol-  Form S-2 (Registration
             den Products Company)     No. 33-42900)
             between AgriGolden, Inc.,
             and Golden Poultry
             Company, Inc., dated as
             of January 28, 1991

B-12         Computation of Ratio of
             Net Margins to Fixed
             Charges

B-21         Subsidiaries of the Regis-
             trant

B-27         Financial Data Schedule

--------------------------------------
*Plans and arrangement pursuant to which executive officers and directors of the Association receive compensation.
     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the
         -------------------
last quarter of the fiscal year ended July 1, 1995.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLD KIST INC.


                                   By: /s/  H.O. Chitwood
                                       ----------------------------------------
                                       H.O. Chitwood, Chief Executive Officer
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE
---------------------------   -----------------------------   -----------------

/S/ H.O Chitwood              Chief Executive officer        September 21, 1995
---------------------------   (Principal Executive Officer)
D.W. SANDS

/s/ Peter  Gibbons             Vice President-Finance        September 21, 1995
---------------------------    (Principal Financial Officer)
PETER J. GIBBONS

/s/ W.F. Pohl,Jr.              Controller (Principal         September 21, 1995
---------------------------    Accounting Officer)
W.F. POHL, JR.

/s/ W.P.Smith,Jr.              Director                      September 21, 1995
---------------------------
W.P. SMITH, JR.

/s/ Fred K. Norris, Jr.        Director                      September 21, 1995
---------------------------
FRED K. NORRIS, JR.

/s/ Dan Smalley                Director                      September 21, 1995
---------------------------
DAN SMALLEY

/s/ Phil Ogletree, Jr.         Director                      September 21, 1995
---------------------------
PHIL OGLETREE, JR.

/s/ James E. Brady, Jr.        Director                      September 21, 1995
---------------------------
JAMES E. BRADY, JR.

/s/ A. Jack Nally              Director                      September 21, 1995
---------------------------
A. JACK NALLY

/s/ W. Kenneth Whitehead       Director                      September 21, 1995
---------------------------
W.KENNETH WHITEHEAD

H. Michael Davis               Director                      September 21, 1995
---------------------------
H. MICHAEL DAVIS

/s/ Herbert A. Daniel, Jr.    Director                       September 21, 1995
---------------------------
HERBERT A.DANIEL, JR.

                               INDEX TO EXHIBITS


                                                                        Sequentially
Exhibit                                                                   Numbered
Number                       Description                                    Page
------                       -----------                               ---------------

B-4(m)(1)     -Credit Agreement dated as of June 30, 1995
               with Various Banks and Lending Institutions,
               as Lenders, and Trust Company Bank, as agent

B-10(b)(9)    -Gold Kist Executive Savings Plan, as amended

B-10(b)(10)   -Gold Kist Director Savings Plan, as amended

B-10(b)(11)   -Gold Kist Split Dollar Life Insurance Plan

B-12          -Computation of Ratio of Net Margins to Fixed Charges

B-21          -Subsidiaries of the Registrant

B-27          -Financial Data Schedule