Form 10-Q
period 1995-09-30
GOLD KIST INC
filed 1995-11-14
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1995

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

                                            Yes  X      No

                 GOLD KIST INC. AND SUBSIDIARIES


                              INDEX



                                                        Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                September 30, 1995 and July 1, 1995   . .    1

              Consolidated Statements of Operations -
                Three Months Ended September 30, 1995
                and September 24, 1994  . . . . . . . . .    2

              Consolidated Statements of Cash Flows -
                Three Months Ended September 30, 1995
                and September 24, 1994. .   . . . . . . .    3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . . .   4 -  5


     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . . . .   6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    9

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .    9

                                                                  Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                              September 30,     July 1,
                                                   1995          1995
                   ASSETS
Current assets:
   Cash and cash equivalents                     $ 16,455         16,597
   Receivables, principally trade, including
     notes receivable of $45,060 at September
     30, 1995 and $43,777 at July 1, 1995,
     less allowance for doubtful accounts of
     $5,982 at September 30, 1995 and $5,877
     at July 1, 1995                              166,662        189,180
   Inventories (note 3)                           239,472        226,988
   Other current assets                            21,976         17,718
        Total current assets                      444,565        450,483
Investments                                        89,129         93,039
Property, plant and equipment, net                240,618        227,646
Other assets                                       53,420         50,469
                                                 $827,732        821,637

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                        $ 85,500         70,800
    Subordinated loan certificates                 28,515         27,363
    Current maturities of long-term debt           27,466         25,834
                                                  141,481        123,997
   Accounts payable                               101,467        117,952
   Accrued compensation and related expenses       32,226         28,817
   Patronage refunds and equity payable             9,397          8,863
   Interest left on deposit                        10,882         10,493
   Other current liabilities                       16,356         13,776
        Total current liabilities                 311,809        303,898
Long-term debt, excluding current maturities      131,011        138,659
Accrued postretirement benefit costs               37,539         36,929
Other liabilities                                   3,664          3,189
        Total liabilities                         484,023        482,675

Minority interest                                  25,013         23,972
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 62 at
    September 30, 1995 and July 1, 1995                62             62
   Patronage reserves                             221,237        216,854
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $8,980 at September 30, 1995 and
    $11,586 at July 1, 1995)                       14,362         18,531
   Retained earnings                               83,035         79,543
        Total patrons' and other equity           318,696        314,990
Contingent liabilities (note 5)
                                                 $827,732        821,637


             See Accompanying Notes to Consolidated Financial Statements.

                                                           Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                               Three Months Ended
                                           Sept. 30,       Sept. 24,
                                              1995           1994
Net sales volume                            $438,814        397,962
Cost of sales                                386,529        357,931

     Gross margins                            52,285         40,031
Distribution, administrative and general
 expenses                                     35,245         29,879

     Net operating margins                    17,040         10,152
Other income (deductions):
 Interest income                               2,567          2,228
 Interest expense                             (4,978)        (3,740)
 Equity in loss of partnership (note 4)         (969)        (4,078)
 Gain on sale of investment                     -             2,014
 Miscellaneous, net                            1,880          3,183
                                              (1,500)          (393)

     Margins before income taxes and
         minority interest                    15,540          9,759
Income taxes                                   5,421          3,416

     Margins before minority interest         10,119          6,343
Minority interest                             (1,079)          (237)

     Net margins                            $  9,040          6,106


             See Accompanying Notes to Consolidated Financial Statements.

                                                                          Page 3


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                  Three Months Ended
                                                 Sept. 30,    Sept. 24,
                                                   1995         1994
Cash flows from operating activities:
  Net margins                                     $  9,040        6,106
  Non-cash items included in net margins:
     Depreciation and amortization                   9,805        9,497
     Equity in loss of partnership                     969        4,078
     Gain on sale of investments                      -          (2,014)
     Deferred income tax expense (benefit)             445       (1,543)
     Other                                            (948)        (399)
  Changes in operating assets and liabilities:
     Receivables                                    22,518        8,451
     Inventories                                   (12,484)       2,993
     Other current assets                           (4,899)      (5,542)
     Accounts payable and accrued expenses         (10,496)      (3,803)
     Interest left on deposit                          389         (936)
        Net cash provided by operating activities    14,339      16,888

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (23,605)      (7,424)
  Other, net                                        (1,537)        (803)
        Net cash used in investing activities      (25,142)      (8,227)

Cash flows from financing activities:
  Short-term borrowings (repayments), net           15,852          139
  Proceeds from long-term debt                       4,494        4,187
  Principal payments of long-term debt              (9,017)     (13,604)
  Patronage refunds and other equity paid in cash     (668)        (640)
        Net cash provided by (used in) financing
           activities                               10,661       (9,918)

        Net change in cash and cash equivalents       (142)      (1,257)

Cash and cash equivalents at beginning of period    16,597       15,670

Cash and cash equivalents at end of period        $ 16,455       14,413

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)        $  3,821        4,457
     Income taxes                                 $    524          985



             See Accompanying Notes to Consolidated Financial Statements.

                 GOLD KIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in Thousands)
                           (Unaudited)


1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial
   Statements on pages 13 through 17 and pages 24 through 35, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended July 1, 1995.

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

3. Inventories consist of the following:

                                    Sept. 30, 1995    July 1, 1995
     Merchandise for sale             $ 85,071             85,054
     Live poultry and hogs              77,454             76,211
     Marketable products                35,040             35,191
     Raw materials and supplies         41,907             30,532
                                      $239,472            226,988

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $17.4 million at September 30, 1995 and
     $15.5 million at July 1, 1995. In July 1995, the Association made an additional investment of $2.8 million in the partnership.

     Summarized  operating statement information of Golden Peanut
     Company is shown below:

                                           Three Months Ended
                                   Sept. 30, 1995     Sept. 24, 1994
     Net sales and other
       operating income               $103,073             93,755
     Costs and expenses                105,981            105,747
       Net loss                       $ (2,908)           (11,992)

5. In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges

                 GOLD KIST INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (Amounts in Thousands)
                           (Unaudited)


     that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of Golden Poultry's operations to the Association. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. The remedies imposed on the Association could have an effect on the business and operation of Golden Poultry. Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $438.8 million for the three month period ended September 30, 1995 increased 10.3% as compared to the same period a year ago. The Poultry segment's net sales volume increased 8.9% for the quarter ended September 30, 1995 as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume was primarily the result of a 5.5% increase in pounds of broiler products marketed and a 3.5% increase in average broiler selling prices. Net sales volume in the Agri-Services segment for the three month period ended September 30, 1995 increased approximately 15.9% as compared to the same period a year ago. The increase was due primarily to increased sales through the retail stores as a result of increased fertilizer and chemical usage in the Southeast, as well as higher selling prices for nitrogen and other fertilizers. The Association's fiscal 1995 acquisition of five retail stores in the Mississippi Delta also contributed to the net sales volume increase.

Net Operating Margins

The Association had net operating margins of $17.0 million for the quarter ended September 30, 1995 as compared to $10.2 million for the quarter ended September 24, 1994. The increase in net operating margins was primarily the result of increased selling prices for poultry products and lower feed ingredient costs. The Poultry segment had net operating margins of $25.7 million for the three months ended September 30, 1995 as compared to net operating margins of $16.8 million in the same period last fiscal year. Feed ingredient costs for the three months ended September 30, 1995 declined 3.0% as compared to the same three month period a year ago. Market prices for feed ingredients are likely to increase through the remainder of fiscal 1996 as a result of the weather reduced 1995 grain harvest.

The Agri-Services segment had a net operating loss of approximately $6.9 million for the three month period ended September 30, 1995 as compared to $5.1 million in the same period a year ago. The increase in the net operating loss for the current quarter was primarily due to increased operating costs associated with the recent Mississippi Delta expansion and lower peanut procurement revenue.

Other Income (Deductions)

Interest income of  $2.6 million for the  quarter ended September
30, 1995 increased $339,000 as compared to the same period a year
ago.   The increase was due primarily to increased crop financing provided to patrons and customers of the Association.

Interest  expense  for  the  quarter  ended  September  30,  1995 increased $1.2 million to  $5.0 million as a result  of increased
borrowings   necessary  to   fund  the   Association's  expansion
programs.

Equity in loss of partnership of approximately $1.0 million represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended September 30, 1995. This compared to a $4.1 million share of the partnership's loss for the same quarter a year ago. The net loss in the prior year was due to weak market prices for domestic peanuts resulting from the large carryover of 1993 crop peanuts. Also, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

The $2.0 million gain on sale of investment recorded in the quarter ended September 24, 1994 represents the sale of common stock in a regional fertilizer enterprise.

Miscellaneous, net was $1.9 million for the quarter ended September 30, 1995 as compared to $3.2 million for the quarter ended September 24, 1994. Miscellaneous, net for the comparable quarter last year included a $1.2 million nonrecurring settlement received by the Association. Miscellaneous, net for the three months ended September 30, 1995 includes patronage refunds in which the Association is a member and other dividends of $580,000, as well as income of $779,000 related to the
Association's equity participation in various agri-business related ventures. These businesses include a pecan processor and marketer and a foreign peanut trading company. Rental income of $486,000 was included in miscellaneous, net for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon cash from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks, and uncommitted letters and lines of credit. At September 30, 1995, the Association had unused available loan commitments to borrow additional amounts of $44.0 million and additional uncommitted facilities to provide loans and letters of credit of approximately $40.4 million. A $50.0 million unsecured line of credit is available beginning December 1, 1995 through May 31, 1996. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at September 30, 1995.

Working  capital and  the current ratio  were $132.8  million and
1.43 to 1, respectively, at September 30, 1995, as compared to $146.6 million and 1.48 to 1, respectively, at July 1, 1995. Patrons' equity at September 30, 1995 was $318.7 million as compared to $315.0 million at July 1, 1995. The impact of the increase in net margins on patrons' equity was partially offset by a reduction in the unrealized gain on marketable equity security. Cash and cash equivalents of approximately $16.5 million remained unchanged at September 30, 1995. Net cash provided by operations reflected a $12.5 million increase in the inventories related to higher market prices for feed ingredients. Receivables decreased $22.5 million during the current quarter reflecting the seasonal nature of the Agri-Services segment's operations. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations of $14.3 million and short-term borrowings.

For the quarter ended September 30, 1995, the Association's investment activities included $23.6 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and the acquisition of retail and wholesale farm supply operations. The Association plans capital expenditures of $90.0 million for 1996 that include expenditures for expansion and technological advances in poultry production and processing and expansion of cotton ginning and warehousing operations.

The Association believes cash and cash equivalents on hand at September 30, 1995 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1996.

                   PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting
     their  continued operations.   Among the  remedies requested
     are the transfer of Golden Poultry's operations to the Association. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. The remedies imposed on the Association could have an effect on the business and operation of Golden Poultry. Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

    (b)  Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports  on  Form  8-K  during the  three  months  ended
         September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GOLD KIST INC.
                                        (Registrant)


Date   November 14, 1995
                                        Peter J. Gibbons
                                    Vice President, Finance
                                   (Chief Financial Officer)


Date   November 14,1995
                                         W. F. Pohl, Jr.
                                           Controller
                                  (Chief Accounting Officer)

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLD KIST INC.
                                           (Registrant)


Date      November 14, 1995            /s/ Peter J. Gibbons
                                           Peter J. Gibbons
                                        Vice President, Finance
                                       (Chief Financial Officer)


Date      November 14, 1995            /s/ W. F. Pohl, Jr.
                                           W. F. Pohl, Jr.
                                             Controller
                                      (Chief Accounting Officer)