Form 10-Q
period 1995-12-30
GOLD KIST INC
filed 1996-02-13
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 30, 1995

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


(Registrant's  telephone number,  including area code)      (770)
393-5000


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


                                            Yes  X      No

                 GOLD KIST INC. AND SUBSIDIARIES


                              INDEX



                                                        Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                December 30, 1995 and July 1, 1995  . . .    1

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended December 30, 1995 and
                December 24, 1994   . . . . . . . . . . .    2

              Consolidated Statements of Cash Flows -
                Six Months Ended December 30, 1995
                and December 24, 1994. .  . . . . . . . .    3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . . .   4 -  5


     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . . . .   6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    9

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .    9

                                                                  Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              December 30,      July 1,
                                                   1995          1995
                   ASSETS
Current assets:
   Cash and cash equivalents                     $ 25,219         16,597
   Receivables, principally trade, including
     notes receivable of $33,000 at December
     30, 1995 and $43,777 at July 1, 1995,
     less allowance for doubtful accounts of
     $8,631 at December 30, 1995 and $5,877
     at July 1, 1995                              158,976        189,180
   Inventories (note 3)                           290,586        226,988
   Other current assets                            15,575         17,718
        Total current assets                      490,356        450,483
Investments                                        99,521         93,039
Property, plant and equipment, net                247,427        227,646
Other assets                                       38,560         50,469
                                                 $875,864        821,637

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                        $ 79,200         70,800
    Subordinated loan certificates                 28,825         27,363
    Current maturities of long-term debt           27,144         25,834
                                                  135,169        123,997
   Accounts payable                               128,135        117,952
   Accrued compensation and related expenses       36,039         28,817
   Patronage refunds and equity payable             4,309          8,863
   Interest left on deposit                        11,481         10,493
   Other current liabilities                       13,152         13,776
        Total current liabilities                 328,285        303,898
Long-term debt, excluding current maturities      147,634        138,659
Accrued postretirement benefit costs               38,150         36,929
Other liabilities                                   3,508          3,189
        Total liabilities                         517,577        482,675
Minority interest                                  26,374         23,972

Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 62 at
    December 30, 1995 and July 1, 1995                 62             62
   Patronage reserves                             224,505        216,854
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $11,875 at December 30, 1995 and
    $11,586 at July 1, 1995)                       18,993         18,531
   Retained earnings                               88,353         79,543
        Total patrons' and other equity           331,913        314,990
Contingent liabilities (note 5)
                                                 $875,864        821,637


             See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                  Three Months Ended    Six Months Ended
                                  Dec. 30,   Dec. 24,  Dec. 30,   Dec. 24,
                                    1995       1994      1995       1994
Net sales volume                  $430,201   362,384   869,015    760,346
Cost of sales                      373,030   332,020   759,559    689,951
   Gross margins                    57,171    30,364   109,456     70,395
Distribution, administrative
 and general expenses               39,727    32,571    74,972     62,450

   Net operating margins (loss)     17,444    (2,207)   34,484      7,945
Other income (deductions):
  Interest income                    2,644     2,117     5,211      4,345
  Interest expense                  (4,781)   (3,421)   (9,759)    (7,161)
  Equity in loss of partnership
   (note 4)                            (44)   (1,463)   (1,013)    (5,541)
  Gain on sales of investments        -         -         -         2,014
  Miscellaneous, net                 2,244     1,427     4,124      4,610
                                        63    (1,340)   (1,437)    (1,733)
   Margins (loss) before
     income taxes and minority
     interest                       17,507    (3,547)   33,047      6,212
Income taxes expense (benefit)       6,103    (1,401)   11,524      2,015
   Margins (loss) before
     minority expense               11,404    (2,146)   21,523      4,197

Minority interest                   (1,378)       10    (2,457)      (227)
   Net margins (loss)             $ 10,026    (2,136)   19,066      3,970




             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                    Six Months Ended
                                                  Dec. 30,     Dec. 24,
                                                   1995         1994
Cash flows from operating activities:
  Net margins                                     $ 19,066        3,970
  Non-cash items included in net margins:
     Depreciation and amortization                  19,837       18,836
     Equity in loss of partnership                   1,013        5,541
     Gain on sale of investments                      -          (2,014)
     Deferred income tax expense (benefit)              70       (2,488)
     Other                                             738         (704)
  Changes in operating assets and liabilities:
     Receivables                                    30,204       42,718
     Inventories                                   (63,598)      (5,627)
     Other current assets                            1,639       (4,211)
     Accounts payable and accrued expenses          16,171      (10,053)
     Interest left on deposit                          988         (350)
        Net cash provided by operating
           activities                               26,128       45,618

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (40,593)     (15,172)
  Proceeds from disposal of investments               -           3,550
  Other, net                                         6,951       (1,830)
        Net cash used in investing activities      (33,642)     (13,452)

Cash flows from financing activities:
  Short-term borrowings (repayments), net            9,862      (10,253)
  Proceeds from long-term debt                      25,865        8,380
  Principal payments of long-term debt             (12,432)     (19,820)
  Patronage refunds and other equity paid in cash   (7,159)     (12,032)
        Net cash provided by (used in) financing
           activities                               16,136      (33,725)

        Net change in cash and cash equivalents      8,622       (1,559)

Cash and cash equivalents at beginning of period    16,597       15,670

Cash and cash equivalents at end of period        $ 25,219       14,111

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)        $  7,177        6,229
     Income taxes                                 $ 10,208        8,918


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

3. Inventories consist of the following:

                                    Dec. 30, 1995     July 1, 1995
     Merchandise for sale             $ 99,495             85,054
     Live poultry and hogs              86,558             76,211
     Marketable products - poultry      34,367             35,191
     Marketable products - cotton       31,675               -
     Raw materials and supplies         38,491             30,532
                                      $290,586            226,988

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $17.3 million at December 30, 1995 and $15.5 million at July 1, 1995. In July 1995, the Association made an additional investment of $2.8 million in the partnership.

     Summarized  operating statement information of Golden Peanut
     Company is shown below:

                             Three Months Ended   Six Months Ended
                           Dec. 30,   Dec. 24,   Dec. 30,   Dec. 24,
                             1995       1994       1995       1994
     Net sales and other
       operating income    $99,248    107,225     202,321    200,980
     Costs and expenses     99,380    111,856     205,361    217,603
       Net loss            $  (132)    (4,631)     (3,040)   (16,623)

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


     that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of Golden Poultry's operations to the Association, and additional allocations and distributions of notified equity to the class. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $430.2 million for the quarter ended December 30, 1995 increased 18.7% as compared to the same period a year ago. Net sales volume for the six months ended December 30, 1995 increased 14.3% or $108.7 million as compared to the same period last year. The Poultry segment's net sales volume was $339.4 million for the quarter ended December 30, 1995 an increase of 12% as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume for the current three month period was primarily the result of a 5% increase in pounds of broiler products marketed and a 7% increase in average broiler selling prices. Higher seasonal broiler prices continued in the October-November period as a result of lower than expected broiler production. Hatching egg production was reduced by the late summer heat, which contributed to lower broiler supplies. The Poultry segment's net sales volume for the six months ended December 30, 1995 was $688.9 million, an increase of 12% from the same period last year.

The Agri-Services segment's net sales volume of $90.8 million for the three month period ended December 30, 1995 increased approximately 32% or $22.2 million as compared to the same period a year ago. Net sales volume of $180.0 million for the six months ended December 30, 1995 increased 24% as compared to the same period last fiscal year. The increase was due to increased retail and wholesale sales primarily as a result of increased fertilizer tonnage, as well as higher selling prices for nitrogen and other fertilizers. The Association's fiscal 1995 acquisition of five retail stores in the Mississippi Delta contributed to the net sales volume increase. During the current quarter, Agri-Services began marketing cotton on behalf of its members. Net sales volume for the quarter ended December 30, 1995 includes revenues of $10.0 million associated with cotton marketing.

Net Operating Margins

The Association had net operating margins of $17.4 million for the quarter ended December 30, 1995 as compared to a net operating loss of $2.2 million for the quarter ended December 24, 1994. The increase in net operating margins was primarily the result of higher margins in the Poultry segment that resulted from increased selling prices and feed ingredient forward purchasing strategies. The Poultry segment had net operating margins of $24.1 million for the three months ended December 30, 1995 as compared to net operating margins of $4.9 million in the same period last fiscal year. Despite significant increases in commodity market prices for feed grains, the Company's forward purchasing strategies resulted in a slight decline in average feed ingredient costs for the quarter ended December 30, 1995 as compared to the same period last fiscal year. Although management has utilized various risk management strategies to reduce the impact of further increases in feed grain costs over the next eight months, feed ingredient costs for the remainder of fiscal 1996 are expected to trend higher.

Increased market prices for feed grains have resulted from the weather reduced grain harvest in the Fall of 1995. The Poultry segment's net operating margins for the six months ended December 30, 1995 were $49.7 million as compared to $21.6 million in the same period last year.

The Agri-Services segment had a net operating loss of approximately $4.3 million for the three month period ended December 30, 1995 as compared to a net operating loss of $5.4 million in the same period a year ago. The decline in the net operating loss for the current quarter was primarily due to increased margins on sales of fertilizers and animal feeds. The operating loss in the comparable quarter a year ago reflected expenses related to the closing of four suburban retail stores. The Agri-Services segment had a net operating loss of $11.2 million for the six months ended December 30, 1995 as compared to a net operating loss of $10.5 million in the comparable period a year ago.

Other Income (Deductions)

Interest income was $2.6 million for the quarter ended December 30, 1995, which represented an increase of $527,000 as compared to the same quarter last year. The increase resulted primarily from increased crop loans and extended terms provided to retail patrons and customers of the Association. Interest expense was $4.8 million for the quarter ended December 30, 1995, up $1.4 million from the comparable quarter last year as a result of increased borrowings necessary to fund capital expenditures and increased inventories. The impact of increased borrowings on interest expense was partially offset by lower interest rates.

Equity in loss of partnership of $44,000 represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended December 30, 1995. This compared to a loss of $1.5 million for the same quarter a year ago. The net loss in the prior year was due to weak market prices for domestic peanuts resulting from the large carryover of 1993 crop peanuts. Also, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

The $2.0 million gain on sale of investment in the six month period ended December 24, 1994 represents the sale of common stock in a regional fertilizer cooperative.

Miscellaneous, net was $2.2 million for the quarter ended December 30, 1995 as compared to $1.4 million for the quarter ended December 24, 1994. Miscellaneous, net for the current quarter includes patronage refunds in which the Association is a member and other dividends of $365,000, as well as income of $1.3 million related to the Association's equity participation in various agri-business related ventures. These businesses include a pecan processor and marketer and a foreign peanut trading company. Rental income of $506,000 was included in miscellaneous, net for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The  Association's   liquidity  is  dependent   upon  cash   from
operations and  external sources  of  financing.   The  principal
sources of external short-term financing are proceeds from the continuous offering of Subordinated

Loan Certificates, an unsecured committed credit facility with a group of banks, and uncommitted letters and lines of credit. At December 30, 1995, the Association had unused available loan commitments to borrow additional amounts of $60.0 million and additional uncommitted facilities to provide loans and letters of credit of approximately $31.7 million. A $50.0 million unsecured line of credit is available beginning December 1, 1995 through May 31, 1996 of which $10.0 million was outstanding at December 30, 1995. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at December 30, 1995.

Working capital  and the current  ratio were  $162.1 million  and
1.49 to 1, respectively, at December 30, 1995, as compared to $146.6 million and 1.48 to 1, respectively, at July 1, 1995. At December 30, 1995, the Association's senior funded debt to total capitalization and total funded debt to total capitalization, determined under the loan agreements, were 24% and 38%, respectively. Patrons' equity at December 30, 1995 was $331.9 million as compared to $315.0 million at July 1, 1995. Cash and cash equivalents increased to $25.2 million at December 30, 1995 as a result of advanced payments received from retail patrons for Spring 1996 crop production inputs. Net cash provided by operations was reduced by a $63.6 million increase in inventories related to higher market prices for feed grains and the procurement of cotton inventories held for resale. Receivables decreased $30.2 million during the current quarter reflecting the seasonal nature of the Agri-Services segment's operations. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations of $26.1 million and short-term borrowings. In December 1995, the Association sold $10.1 million of its poultry contract grower loans to an insurance company.

For the six months ended December 30, 1995, the Association's investment activities included $40.6 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and the construction of cotton ginning and warehousing facilities. The Association plans capital expenditures of $90.0 million for 1996 that include expenditures for expansion and technological advances in poultry production and processing and expansion of cotton ginning and warehousing operations.

The Association believes cash and cash equivalents on hand at December 30, 1995 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1996.

                   PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January  1993, certain Alabama member  patrons of the
     Association  filed  a  lawsuit  in  the  Circuit  Court   of
     Jefferson  County, Alabama,  Tenth Judicial  Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for
     the   use  and   benefit   of  Gold   Kist,  Inc.   and  its
     shareholders/members  v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of Golden Poultry's operations to the Association, and additional allocations and distributions of notified equity to the
     class.   In  March 1994,  the Court certified the  Windham
     litigation as  a class  action.   In September 1995, Golden
     Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs
     in  the litigation.   Injunctive or equitable remedies will
     be determined at a later date by the Jefferson County Alabama Circuit Court judge. Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

    (b)  Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on  Form  8-K  during  the  three  months  ended
         December 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOLD KIST INC.
                                          (Registrant)


Date      February 13, 1996
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                   (Principal Executive Officer)



Date      February 13, 1996
                                         Peter J. Gibbons
                                     Vice President, Finance
                                    (Chief Financial Officer)

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLD KIST INC.
                                           (Registrant)


Date      February 13, 1996           /s/ Gaylord O. Coan
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                   (Principal Executive Officer)


Date      February 13, 1996           /s/ Peter J. Gibbons
                                          Peter J. Gibbons
                                      Vice President, Finance
                                     (Chief Financial Officer)