Form 10-Q
period 1996-03-30
GOLD KIST INC
filed 1996-05-14
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 30, 1996

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


                                                 Yes  X      No


                 GOLD KIST INC. AND SUBSIDIARIES

                                  INDEX

                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              March 30, 1996 and July 1, 1995 . . . . .   1

           Consolidated Statements of Operations -
              Three Months and Nine Months
              Ended March 30, 1996 and
              March 25, 1995  . . . . . . . . . . . . .   2

           Consolidated Statements of Cash Flows -
              Nine Months Ended March 30, 1996
              and March 25, 1995. . . . . . . . . . . .   3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . .  4 - 5

  Item 2.  Management's Discussion and Analysis of
              Consolidated Results of Operations and
              Financial Condition . . . . . . . . . . .  6 - 8

Part II.   Other Information

  Item 1.  Legal Proceedings  . . . . . . . . . . . . .   9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . .   9

                                                                Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                March 30,       July 1,
                                                  1996           1995
                   ASSETS
Current assets:
   Cash and cash equivalents                     $ 16,273         16,597
   Receivables, principally trade, including
     notes receivable of $35,443 at March
     30, 1996 and $43,777 at July 1, 1995,
     less allowance for doubtful accounts of
     $9,177 at March 30, 1996 and $5,877
     at July 1, 1995                              171,433        189,180
   Inventories (note 3)                           327,182        226,988
   Other current assets                            30,053         17,718
        Total current assets                      544,941        450,483
Investments                                       102,938         93,039
Property, plant and equipment, net                253,532        227,646
Other assets                                       38,287         50,469
                                                 $939,698        821,637

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                        $134,400         70,800
    Subordinated loan certificates                 29,858         27,363
    Current maturities of long-term debt           27,062         25,834
                                                  191,320        123,997
   Accounts payable                               144,627        117,952
   Accrued compensation and related expenses       31,937         28,817
   Patronage refunds and equity payable             1,166          8,863
   Interest left on deposit                        11,850         10,493
   Other current liabilities                        8,500         13,776
        Total current liabilities                 389,400        303,898
Long-term debt, excluding current maturities      149,724        138,659
Accrued postretirement benefit costs               38,760         36,929
Other liabilities                                   3,793          3,189
        Total liabilities                         581,677        482,675
Minority interest                                  26,666         23,972
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 62 at
    March 30, 1996 and July 1, 1995                    62             62
   Patronage reserves                             221,814        216,854
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $12,289 at March 30, 1996 and
    $11,586 at July 1, 1995)                       19,655         18,531
   Retained earnings                               89,824         79,543
        Total patrons' and other equity           331,355        314,990
Contingent liabilities (note 5)
                                                 $939,698        821,637


      See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                  Mar. 30,   Mar. 25,  Mar. 30,   Mar. 25,
                                    1996       1995      1996       1995
Net sales volume                  $494,586  389,770   1,363,601   1,150,116
Cost of sales                      464,665  353,027   1,224,224   1,042,978
   Gross margins                    29,921   36,743     139,377     107,138
Distribution, administrative
 and general expenses               36,885   32,642     111,857      95,092
   Net operating margins (loss)     (6,964)   4,101      27,520      12,046

Other income (deductions):
  Interest income                    1,847    1,662       7,058       6,007
  Interest expense                  (5,382)  (3,670)    (15,141)    (10,831)
  Equity in loss of partnership
   (note 4)                           (127)    (402)     (1,140)     (5,943)
  Gain on sales of investments        -       1,056        -          3,070
  Miscellaneous, net                 9,248    3,515      13,372       8,125
                                     5,586    2,161       4,149         428
   Margins (loss) before
     income taxes and minority
     interest                       (1,378)   6,262      31,669      12,474
Income tax expense (benefit)        (1,114)   2,319      10,410       4,154
   Margins (loss) before
     minority interest                (264)   4,123      21,259       8,320
Minority interest                     (259)    (235)     (2,716)       (462)

   Net margins (loss)             $   (523)    3,888     18,543       7,858




        See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                     Nine Months Ended
                                                  Mar. 30,     Mar. 25,
                                                   1996         1995
Cash flows from operating activities:
  Net margins                                     $ 18,543        7,858
  Non-cash items included in net margins:
     Depreciation and amortization                  29,529       28,386
     Equity in loss of partnership                   1,140        5,943
     Gain on sale of investments                      -          (3,070)
     Patronage refunds                              (3,969)      (1,391)
     Deferred income tax expense (benefit)            (784)      (2,430)
     Other                                           1,043        4,313
  Changes in operating assets and liabilities:
     Receivables                                    17,747       27,607
     Inventories                                  (100,194)     (47,828)
     Other current assets                           (8,378)      (3,675)
     Accounts payable and accrued expenses          20,682        7,577
     Interest left on deposit                        1,357          994
        Net cash (used in) provided by
           operating activities                    (23,284)      24,284

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (57,333)     (35,128)
  Proceeds from disposal of investments                193        8,884
  Proceeds from sale of poultry grow-out loans      10,052         -
  Other, net                                        (2,174)      (1,198)
        Net cash used in investing activities      (49,262)     (27,442)

Cash flows from financing activities:
  Short-term borrowings (repayments), net           66,095       34,265
  Proceeds from long-term debt                      41,797       10,698
  Principal payments of long-term debt             (24,671)     (23,398)
  Patronage refunds and other equity paid in cash  (10,999)     (17,918)
        Net cash provided by financing
           activities                               72,222        3,647

        Net change in cash and cash equivalents       (324)         489

Cash and cash equivalents at beginning of period    16,597       15,670

Cash and cash equivalents at end of period        $ 16,273       16,159

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)        $ 12,165       11,130
     Income taxes                                 $ 18,936       16,009



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

 3. Inventories consist of the following:

                                    Mar. 30, 1996     July 1, 1995
     Merchandise for sale             $129,264             85,054
     Live poultry and hogs              92,520             76,211
     Marketable products - poultry      33,315             35,191
     Marketable products - cotton       30,585               -
     Raw materials and supplies         41,498             30,532
                                      $327,182            226,988

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $17.2 million at March 30, 1996 and $15.5 million at July 1, 1995. In July 1995, the Association made an additional investment of $2.8 million in the partnership.

     Summarized operating statement  information of Golden Peanut
     Company is shown below:

                            Three Months Ended    Nine Months Ended
                           Mar. 30,   Mar. 25,   Mar. 30,   Mar. 25,
                             1996       1995       1996       1995
     Net sales and other
       operating income    $99,551    101,518     301,872    302,498
     Costs and expenses     99,931    102,724     305,292    320,327
       Net loss            $  (380)    (1,206)     (3,420)   (17,829)

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


     that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. Among the remedies requested are the purchase of the minority interest in Golden Poultry common stock and the subsequent merger of Golden Poultry into the Association, and additional allocations and distributions of approximately $134.2 million to the class members, plus substantial attorneys' fees. After the Court has rendered its final judgement, the Association will consider an appeal.

     Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $494.6 million for the quarter ended March 30, 1996 increased 26.9% as compared to the same period a year ago. Net sales volume for the nine months ended March 30, 1996 increased 18.6% or $213.5 million as compared to the same period last year. The Poultry segment's net sales volume was $352.8 million for the quarter ended March 30, 1996 an increase of 20.7% as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume for the current three month period was primarily the result of a 17.8% increase in pounds of broiler products marketed and a 2.1% increase in average broiler selling prices. The increase in broiler pounds sold reflected changes in product mix and improved processing yields. The Poultry segment's net sales volume for the nine months ended March 30, 1996 was $1.0 billion, an increase of 14.9% from the same period last year.

The Agri-Services segment's net sales volume of $141.8 million for the three month period ended March 30, 1996 increased approximately 45.4% or $44.3 million as compared to the same period a year ago. Net sales volume of $321.8 million for the nine months ended March 30, 1996 increased 32.3% as compared to the same period last fiscal year. In the fall of 1995, Agri-Services began marketing cotton on behalf of its members. Cotton marketing net sales volume for the three and nine months ended March 30, 1996 was $29.5 million and $39.5 million, respectively. In addition, the net sales volume increase was due to increased retail and wholesale sales primarily as a result of increased fertilizer tonnage, as well as higher selling prices for nitrogen and other fertilizers. The Association's fiscal 1995 acquisition of five retail stores in the Mississippi Delta contributed to the net sales volume increase.

Net Operating Margins

The Association had a net operating loss of approximately $7.0 million for the quarter ended March 30, 1996 as compared to net operating margins of $4.1 million for the quarter ended March 25, 1995. The decline in net operating margins was due primarily to lower margins in the Poultry segment resulting from higher feed ingredient costs. The Poultry segment had a net operating loss of $6.0 million for the three month period ended March 30, 1996 as compared to net operating margins of $4.4 million in the same period last fiscal year. As a result of increases in commodity market prices for feed grains, feed ingredient costs increased approximately 22% for the quarter ended March 30, 1996 as compared to the same quarter a year ago. Although management has utilized various risk management strategies to reduce the impact of further increases in feed grain costs over the next six months, feed ingredient costs for the remainder of fiscal 1996 are expected to trend higher than in the prior fiscal year.

Increased market prices for feed grains have resulted from the weather reduced grain harvest in the Fall of 1995 and increased U.S. grain exports. The Poultry segment's net operating margins for the nine months ended March 30, 1996 were $43.7 million as compared to $26.0 million in the same period last year.

The Agri-Services segment had net operating margins of approximately $1.1 million for the three month period ended March 30, 1996 as compared to $1.5 million for the same period a year ago. The decline in net operating margins reflects increased retail store operating losses, which was primarily the result of higher operating costs, and to a lesser extent, reduced gross margins. The Agri-Services segment had a net operating loss of $10.1 million for the nine months ended March 30, 1996 as compared to a net operating loss of $9.0 million in the comparable period a year ago.

Other Income (Deductions)

Interest income was $1.8 million for the quarter ended March 30, 1996, which represented an increase of $185,000 as compared to the same quarter last year. The increase resulted primarily from increased crop loans and extended terms provided to retail patrons and customers of the Association. Interest expense was $5.4 million for the quarter ended March 30, 1996, an increase of $1.7 million from the comparable quarter last year. The increase was a result of increased borrowings necessary to fund capital expenditures and higher inventories. The impact of increased borrowings on interest expense was partially offset by lower interest rates.

Equity in loss of partnership of $127,000 represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended March 30, 1996. This compared to a loss of $402,000 for the same quarter a year ago. The net losses have resulted from weak market prices for domestic peanuts resulting from the large carryover of 1993 and 1994 crop peanuts. Also, the use of foreign sourced peanut paste in U.S. manufactured food products contributed to weak domestic prices.

The $3.1 million gain on sale of investment in the nine month period ended March 25, 1995 represents the sale of common stock in a regional fertilizer cooperative.

Miscellaneous, net was $9.2 million for the quarter ended March 30, 1996 as compared to $3.5 million for the quarter ended March 25, 1995. Miscellaneous, net for the current quarter includes a patronage refund of $8.9 million from a fertilizer cooperative. The Association recognized $317,000 in losses related to equity participations in various agri-business related ventures. These businesses include a pecan processor and marketer and a foreign peanut trading company. Rental income of $495,000 was included in miscellaneous, net for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The   Association's  liquidity   is  dependent  upon   cash  from
operations  and external  sources  of financing.   The  principal
sources of external short-term financing are proceeds from the continuous offering of Subordinated

Loan Certificates, an unsecured committed credit facility with a group of banks, and uncommitted letters and lines of credit. At March 30, 1996, the Association and its subsidiaries had unused available loan commitments to borrow additional amounts of $20.0 million and additional uncommitted facilities to provide loans and letters of credit of approximately $52.4 million. A $50.0 million unsecured line of credit is available beginning December 1, 1995 through May 31, 1996 of which $30.0 million was outstanding at March 30, 1996. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at March 30, 1996.

Working  capital and  the current  ratio were $155.5  million and
1.40 to 1, respectively, at March 30, 1996, as compared to $146.6 million and 1.48 to 1, respectively, at July 1, 1995. At March 30, 1996, the Association's senior funded debt to total capitalization and total funded debt to total capitalization, determined under the loan agreements, were 25% and 38%, respectively. Patrons' equity at March 30, 1996 was $331.4 million as compared to $315.0 million at July 1, 1995. Net cash provided by operations for the nine months ended March 30, 1996 was reduced by a $100.2 million increase in inventories related to higher market prices for feed grains and the procurement of cotton inventories held for resale. Receivables decreased $17.7 million during the current nine month period reflecting the seasonal nature of the Agri-Services segment's operations. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. These items were substantially funded by short-term borrowings and proceeds from long-term debt. In December 1995, the Association sold $10.1 million of its poultry contract grower loans to an insurance company.

For the nine months ended March 30, 1996, the Association's investment activities included $57.3 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and the construction of cotton ginning and warehousing facilities. The Association has planned capital expenditures of $90.0 million for fiscal 1996 and $78.0 million for fiscal 1997. The budgeted expenditures include expansion and technological advances in poultry production and processing and expansion of cotton ginning and warehousing operations.

The Association believes cash and cash equivalents on hand at March 30, 1996 and cash expected to be provided from operations, in addition to proceeds from the sale of Subordinated Capital Certificates of Interest and borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during fiscal 1996.

                   PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. Among the remedies requested are the purchase of the minority interest in Golden Poultry common stock and the subsequent merger of Golden Poultry into the Association, and additional allocations and distributions of approximately $134.2 million to the class members, plus substantial attorneys' fees. After the Court has rendered its final judgement, the Association will consider an appeal.

     Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

    (b)  Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on Form 8-K during  the three months ended March
         30, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GOLD KIST INC.
                                              (Registrant)


Date        May 13, 1996
                                          Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)



Date        May 13, 1996
                                           Peter J. Gibbons
                                        Vice President, Finance
                                       (Chief Financial Officer)


                                                           Page 10


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GOLD KIST INC.
                                              (Registrant)


Date        May 13, 1996               /s/ Gaylord O. Coan
                                           Gaylord O. Coan
                                       Chief Executive Officer
                                   (Principal Executive Officer)


Date        May 13, 1996               /s/ Peter J. Gibbons
                                           Peter J. Gibbons
                                       Vice President, Finance
                                      (Chief Financial Officer)