Form 10-K
period 1996-06-29
GOLD KIST INC
filed 1996-09-20
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K



           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 29, 1996
   Commission File No. 2-59958

                            GOLD KIST INC.

        (Exact name of registrant as specified in its charter)

             Georgia                                 58-0255560

   (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification
   No.)

                  244 Perimeter Center Parkway, N.E.
                        Atlanta, Georgia 30346

          (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:
             (770) 393-5000

        Securities registered pursuant to Section 12(b) of the
   Act:      None
        Securities registered pursuant to Section 12(g) of the
   Act:      None


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES X .  NO   .

                  DOCUMENTS INCORPORATED BY REFERENCE
                            Not Applicable.

                           TABLE OF CONTENTS

        Item                                              Page

   1.   Business (and Properties) . . . . . . . . . .        1


   2.   Properties  . . . . . . . . . . . . . . . .         10


   3.   Legal Proceedings . . . .  . . . . . . . .          11


   4.   Submission of Matters to a Vote of Security Holders 11


   5.   Market for Registrant's Common Equity and Related
         Stockholder Matters  . . . . . . . . . .           11

   6.   Selected Financial Data . . . . . . . . . . .       12


   7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . .     13

   8.   Financial Statements and Supplementary Data . . .   18


   9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . .   37

   10.  Directors and Executive Officers of the Registrant  37


   11.  Executive Compensation  . . . . . . . . . . .       39

   12.  Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . .. . . . . . .        42

   13.  Certain Relationships and Related Transactions. .   42

   14.  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K  . . . . . . . . . . . . . . . .       43


                         GOLD KIST INC.

      ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 29, 1996


                             PART I


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

            Gold Kist serves approximately 29,000 active farmer members located principally in Alabama, Florida, Georgia, and South Carolina. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

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

            The principal products marketed by the broiler divisions are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Gold Kist
Farms   and Young 'n Tender  labels; however, some is sold
under customers' private labels. Most of the frozen chicken carries the Gold Kist or Early Bird label. Cornish game hens are marketed in frozen form primarily to hotels, restaurants and grocery stores under the Gold Kist Farms, Young 'n Tender and Medallion labels. Medallion, Big Value , Gold Kist Farms, Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

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

            Golden Poultry owns and operates integrated poultry processing complexes in Russellville, Alabama, Douglas, Georgia, and Sanford and Siler City, North Carolina. Each of these complexes contracts for poultry production with nonmembers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities. Golden Poultry operates two separate distribution facilities in Durham, North Carolina, and Pompano Beach, Florida.

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

            The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. As an integral part of its feed ingredient purchasing strategy, Gold Kist attempts to limit the effects and risk of fluctuations in feed ingredient costs (i.e., corn and soy) through varying amounts of commodity trading transactions in the agricultural commodity futures and options market. Commodity trading transactions, which are a common industry practice, have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cost as a result of these changes as compared to cost in the cash market. Gold Kist places limitations on the volume of futures and options trading positions based on projected usage of these commodities. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements. See Note l (c) of Notes to Consolidated Financial Statements.

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

                               Fiscal Year Ended (000's Omitted)

                           June 25,        July 1,           June 29,
                             1994           1995               1996
Broiler Products

Volume                    $1,152,252      $1,226,104          $1,380,649
Percentage (%)                  73.8            72.6           70.6

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

                          AGRI-SERVICES

 Gold Kist purchases, manufactures and processes fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products are distributed through approximately 96 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain.

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

 Gold Kist purchases most of the farm supplies distributed from various manufacturers. Steel equipment, such as poultry processing equipment, storage bins, elevators and conveyor systems, are manufactured by Luker Inc., a steel fabrication company located in Augusta, Georgia, and a wholly-owned subsidiary of Gold Kist.

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

 Gold Kist is a member of CF Industries, Inc., a cooperative owned by regional cooperatives, which produces and supplies fertilizer materials to its members. For the fiscal year ended June 29, 1996, Gold Kist purchased approximately 32% of its fertilizer materials and products at market prices from CF Industries. The remaining fertilizer materials and products were purchased from more than 50 other suppliers.

 Gold Kist competes for fertilizer sales with the major fertilizer manufacturers, wholesalers and brokers.
Competition is largely on the basis of price and service.
Gold Kist markets premium grade fertilizers under its trademarks Growers Pride , Living Lawn , and Garden Gold .
Gold Kist also markets a premium growing medium composed of soil materials and fertilizer nutrients under its trademark
Garden on the Spot .


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

                              Fiscal Year Ended (000's Omitted)

                            June 25,         July 1,       June 29,
                              1994            1995           1996
Fertilizer
and Chemicals

Volume                      $211,218        $268,625      $306,247
Percentage (%)                  13.5            15.9          15.7

Pet Food and Animal Products

            Gold Kist operates four major feed mills for its pet food and animal products operations. The mills produce feeds distributed at wholesale or at retail through the Gold Kist stores and independent dealers. All of the mills are batch process mills in which ingredients are weighed. This type of mill is capable of precision feed mixing, which is especially important to the poultry industry. Feeds are distributed in bagged and bulk form.

            In the fiscal year ended June 29, 1996, Gold
Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produces and markets approximately 200 different feeds, including custom blended feeds and feeds containing various medications. Pro Balanced is a dairy feed sold through a special program which includes survey and analysis of feed ingredients needed for a particular herd. Gold Kist also markets dog food under the Pay Day , Pro Balanced and Performance Plus trademarks through independent dealers, under the Gold Kist and Pro Balanced trademarks through Gold Kist retail stores, and under the Gold Kist and Top Notch trademarks through grocery wholesalers and retail chain stores. Pro Balanced, Pay Day, Gold Kist, Top Notch, and Performance Plus are registered trademarks of Gold Kist. Aquaculture feed products, primarily feed for commercial fish farming operations, also form a significant portion of Gold Kist's feed business. Gold Kist purchases all animal health products that it distributes.

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

Cotton

            Cotton ginning and storage facilities are operated at Statesboro, Morven, Byromville and DeSoto, Georgia, and Bishopville, South Carolina. A central storage warehouse is operated in Moultrie, Georgia. The Association provides ginning and storage services to members and markets cotton purchased from members to domestic and foreign textile mills.

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

            AgraTech Seeds processes or contracts for the processing of approximately 95% of the seeds it distributes. AgraTech Seeds owns and operates seed processing facilities in McCordsville, Indiana, St. Joseph, Illinois, and Mason City, Illinois. A seed research farm is located at Ashburn, Georgia, which conducts research into the breeding of peanuts, soybeans and sorghum, including the development of improved seed varieties. The McCordsville and Mason City facilities conduct research into the breeding of corn. Proprietary corn, soybean, sorghum and peanut seed varieties are marketed under the trademark AgraTech .

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

                      PARTNERSHIP INTEREST

            Gold Kist, Archer Daniels Midland Company and Alimenta Processing Corporation are partners in Golden Peanut Company, a partnership formed to operate a peanut procuring, processing, and marketing business. The partners lease peanut facilities, equipment and fixed assets to the partnership. Gold Kist, as a general partner, participates in all partnership allocations in proportion to its 33 1/3% partnership interest. See Note 9(b) of Notes to Consolidated Financial Statements.

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

                          EXPORT SALES

            Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 29, 1996, the approximate export sales volume of the primary export product line (poultry) was $89.3 million. During that period, export sales of poultry were mainly to customers in Russia, Eastern Europe, the Far East, South Africa, Central and South America and the Caribbean area.

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

Poultry

            Gold Kist owns and operates seven poultry processing plants which are located at Boaz, Trussville and Guntersville, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. These plants have an aggregate weekly processing capacity of approximately 8,370,000 broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Scottsboro, Alabama; Live Oak, Florida; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, and Talmo, Georgia. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 9,700,000 chicks. Additionally, Gold Kist operates seven feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately
3.3 million tons and are located in Guntersville and Jasper, Alabama; Calhoun, Cartersville, Commerce, and Waco, Georgia; and Live Oak, Florida.

            The Association's majority-owned subsidiary,
Golden Poultry owns and operates four poultry processing plants in Douglas, Georgia, Sanford and Siler City, North Carolina, and Russellville, Alabama. The Douglas plant has a weekly processing capacity of approximately 1,300,000 broilers on two shifts; the Sanford and Russellville plants have weekly processing capacities of approximately 850,000 broilers on two processing shifts; and the Siler City plant has a weekly processing capacity of 630,000 chickens on two shifts. These plants are supported by hatcheries in Siler City and Staley, North Carolina (with a hatch capacity of 1,505,000 chicks per week), Douglas, Georgia (with a hatch capacity of approximately 1,350,000 chicks per week), and Russellville, Alabama (approximately 875,000 chicks per week).
Additionally, Golden Poultry owns and operates poultry feed mills at Ambrose, Georgia, Bonlee and Staley, North Carolina, and Pride, Alabama, which have an aggregate annual capacity of 1,268,000 tons.

            Carolina Golden owns and operates a processing plant in Sumter, South Carolina with a weekly processing capacity of 1,400,000 broilers on two processing shifts. The Sumter plant is supported by a hatchery in Sumter, South Carolina with a hatch capacity of approximately 1,400,000 chicks per week. Carolina Golden operates a poultry feed mill at Sumter, South Carolina with an annual capacity of 338,000 tons.

            The Association utilizes six separate distribution facilities in its sales and distribution of poultry products:
Tampa and Crestview, Florida; Chattanooga and Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio. Golden Poultry operates distribution facilities in Pompano Beach, Florida, and Durham, North Carolina.

            Also within its Poultry segment, Gold Kist operates five pork production centers. These production facilities include a pork production center at Cartersville, Georgia; a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Hillsborough, North Carolina.

Agri-Services

            In its retail store operations, Gold Kist operates
Gold Kist stores at 23 locations in Alabama, one location in Arkansas, 6 locations in Florida, 44 locations in Georgia, one location in Louisiana, 5 locations in Mississippi, 14 locations in South Carolina and 4 locations in Texas.

            For its fertilizer and chemicals business, the Association operates five fertilizer plants at Clyo and Cordele, Georgia, Athens and Hanceville, Alabama, and Greenville, Mississippi, and bulk chemical storage facilities at Moultrie, Georgia and Bishopville, South Carolina. Gold Kist utilizes chemical storage and distribution facilities at Alcolu, South Carolina, Lawrenceville and Sylvester, Georgia, Hanceville, Alabama, Greenville, Mississippi, and Carrollton and Buda, Texas and fertilizer distribution terminal facilities at Pine Bluff, Arkansas, Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Victoria, Texas. Forestry fertilizer application headquarters facilities are maintained at Tifton, Georgia.

            For its pet food, feed and animal health operations, Gold Kist operates four feed mills with an aggregate annual capacity of approximately 470,000 tons. The mills are located at Guntersville, Alabama; Flowery Branch and Valdosta, Georgia; and Gaston, South Carolina.

            Cotton ginning and storage facilities are operated at Statesboro, Morven, Byromville and DeSoto, Georgia, and
Bishopville, South Carolina. A central storage warehouse is operated in Moultrie, Georgia.

            The Association operates a seed processing plant at Dublin, Georgia, which can clean, grade and treat approximately 100,000 bags of seeds annually (when operating on one shift). AgraTech Seeds operates seed processing plants in McCordsville, Indiana, and Mason City and St. Joseph, Illinois, which can clean, grade and treat approximately 350,000 bags, 150,000 bags and 100,000 bags, respectively, of seeds annually (when operating on one shift). AgraTech Seeds also operates a 100 acre seed research farm located at Ashburn, Georgia.

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

            The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2000) and Nashville (lease expires December 31, 1996) and Chattanooga (terminable upon 30 days notice) Tennessee; Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); Athens, Georgia, poultry processing plant vehicle parking area (lease expires February 29, 2001); Anadarko, Oklahoma peanut facility (lease expires November 30, 1996; subleased to Golden Peanut Company); and retail store facilities at Athens (lease expires December 7, 1996), Byromville (lease expires March 15, 1999), Camilla (terminable upon 30 days' notice), DeSoto (lease expires March 15, 1999), and Oglethorpe (lease expires March 15, 1999), Georgia; Brundidge (terminable upon 30 days notice), Danville (lease expires January 31, 1997), Geraldine (lease expires January 31, 1998) and Jasper (lease expires May 31, 2002) Alabama; Columbia (lease expires March 31, 1997), Newberry (lease continues on a month-to-month basis) and Sumter (lease expires March 22, 1997) South Carolina; and Gainesville (lease expires December 7, 1996), Florida. Forestry fertilizer application headquarters facilities are leased at Tifton, Georgia (lease expires October 1, 1997). Chemical storage and distribution facilities are leased at Greenville, Mississippi (lease expires September 30, 1997); Buda (lease expires February 1, 1999) and Carrollton (lease expires March 31, 1999), Texas, and fertilizer storage and distribution space is also leased on a continuing as needed basis at terminals in Pine Bluff, Arkansas; Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Victoria, Texas.

              ENVIRONMENTAL AND REGULATORY MATTERS

            Processing plants such as those operated by Gold Kist are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. Presently, management does not know of any material capital expenditures for environmental control facilities that will be necessary for the remainder of the current fiscal year and the next fiscal year in order to comply with current statutes and regulations. On January 29, 1992, the United States Environmental Protection Agency ("EPA") sent General Notice Letters designating Gold Kist and several other companies as potentially responsible parties (PRP's) for alleged environmental contamination at an Albany, Georgia site previously owned by Gold Kist. Gold Kist has responded to the General Notice Letter denying liability for the contamination. EPA has not indicated to Gold Kist how it intends to proceed with regard to the site. Gold Kist is unable to estimate at this time the cost of compliance, if any, to be required of Gold Kist for the location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

            The regulatory powers of various federal and state agencies, including the federal Food and Drug Administration, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.

                         HUMAN RESOURCES

            Gold Kist has approximately 16,500 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,100 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.

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

Item 3.  Legal Proceedings.

            In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit, against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation.
On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Golden Poultry shares currently owned by investors so that all of the issued and outstanding stock of Golden Poultry becomes owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of Golden Poultry stock outstanding. The Court denied the plaintiffs' demands for additional allocations and cash
distributions to the class members.   Upon motions for
reconsideration filed by both parties to the action, the Court modified its memorandum opinion in a Final Judgment and Decree entered upon September 13, 1996, under which Gold Kist was relieved of the Court's requirement to acquire all of the shares of Golden Poultry common stock not owned by Gold Kist and was directed to acquire only that Golden Poultry stock held by any current officers or directors of Gold Kist and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem from eligible members approximately $21.2 million of notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. An appeal of the Final Judgment may be filed on or before October 25, 1996, and could have the effect of staying the Final Judgment pending the outcome of any appeal.

            In February 1994, other Alabama member patrons of Gold Kist filed a lawsuit in the Circuit Court of Walker County, Alabama, against the Association alleging short-weight deliveries of feed from the Gold Kist Guntersville, Alabama feed mill. (Garry Rowland on behalf of himself and a class of others similarly situated v. Gold Kist Inc.) In June 1994, the Court certified the litigation as a class action. The Association intends to defend the litigation vigorously.

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



Item 6.   Selected Financial Data.


                     SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 29, 1996 and "Consolidated Balance Sheet Data" as of June 27, 1992, June 26, 1993, June 25, 1994, July 1, 1995 and June 29,
1996 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of July 1, 1995 and June 29, 1996 and for each of the years in the three-year period ended June 29, 1996, and the report thereon of KPMG Peat Marwick LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report, which refers to changes in accounting for income taxes and for certain investments in debt and equity securities, included elsewhere herein.

                                                       For Fiscal Years Ended (000's omitted)
                                              June 27,    June 26,    June 25,     July 1,   June 29,
Consolidated Statement of Operations Data:      1992        1993        1994        1995       1996

Net sales volume. . . . . . . . . . .      $1,300,906    1,400,566   1,561,034   1,688,537  1,955,569

Interest expense  . . . . . . . . . . .    $    18,545      17,163      13,924      17,525     21,065
Margins (loss) before cumulative effect
   of accounting changes  . . . . . . .    $    (1,643)     27,238      34,065      11,751     37,032

Cumulative effect of changes in
   accounting:
   Income taxes (A) . . . . . . . . . .    $      -           -          5,339        -          -
   Postretirement benefits other than
     pensions (net of $10,698 income
     tax benefit) . . . . . . . . . . .        (18,971)       -          -           -          -
Net margins (loss)  . . . . . . . . . .    $   (20,614)     27,238      39,404      11,751     37,032



                                                                As of (000's omitted)
                                              June 27,    June 26,    June 25,     July 1,   June 29,
Consolidated Balance Sheet Data:                1992        1993        1994        1995       1996

Working capital . . . . . . . . . . . .     $  108,045     140,629     139,847     146,585    184,457

Total assets  . . . . . . . . . . . . .     $  676,698     665,102     716,432     821,637    975,960


Long-term liabilities . . . . . . . . .     $  159,449     152,792     144,992     178,777    233,291

Total liabilities . . . . . . . . . . .     $  382,789     354,889     394,754     482,675    621,378

Patrons' and other equity (B) . . . . .     $  271,456     285,620     296,662     314,990    326,410

Current ratio . . . . . . . . . . . . .           1.48        1.70        1.56        1.48       1.48
Ratio of long-term liabilities to
   total capitalization . . . . . . . .     %    37.00       34.85       32.83       36.21      41.68


NOTE:
A.See Note 6 of Notes to Consolidated Financial Statements.
B.See Note 9(a) of Notes to Consolidated Financial Statements.


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

   As with other perishable commodity businesses, the integrated poultry industry has demonstrated a cyclical nature with varying levels of profits, and to a lesser extent, losses over its thirty-six year history. Although the industry has been profitable since 1983 with the exception of a brief period during 1992 and 1996, net margins have varied from year to year in response to market fundamentals. The following addresses the various factors that have influenced poultry industry profitability during the past five years. Low broiler market prices were experienced throughout 1992 as a result of the economic recession affecting the United States, the decline in poultry exports and excess industry supply. Improved market prices in 1993 and 1994 were the result of a general economic recovery in the United States and increased demand for poultry products. During 1995, broiler market prices declined due to the large supply of competing meats, such as beef and pork, and the continuation of broiler industry expansion. During 1996, broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that reduced meat production in the summer of 1995, as well as lower than expected industry expansion and increased exports. According to USDA estimates, the supply of broilers is expected to increase at a 5.5% rate in 1996 and a 5.7% rate in 1997 as compared to the 6.7% average annual increase between 1992 and 1995. In 1992, market prices increased for corn and soybean meal as supplies came in balance with world demand. The record 1992 domestic corn harvest brought lower feed ingredient prices in 1993. In 1994, feed ingredient prices increased substantially as a result of the reduced corn harvest in 1993. As a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994, market prices for feed ingredients declined in 1995. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 harvest and strong export demand.
   Historically, weather has had a significant impact on the farm economy and the operating results of the Association. Generally, favorable weather conditions throughout 1992 provided for a near perfect planting season in the Southeast, which contributed to improved 1992 operating results in the Agri-Services segment. Wet weather conditions in the Southeast during the 1993 spring planting season reduced corn and peanut acreage and were followed by early summer drought conditions. These inclement weather factors had a negative impact on 1993 Agri-Services operating results. Flooding in the Midwestern United States during the summer of 1993 severely impacted the domestic grain harvest and boosted feed ingredient prices to near record levels. Hot, dry weather conditions in the late summer of 1993 damaged pastures in the Southeast, which resulted in increased sales of agricultural products in 1994. In addition, favorable spring weather conditions contributed to increased planting activity in 1994. In 1995, generally favorable spring weather conditions in the Southeast contributed to increased sales of agricultural inputs in the Association's primary retail sales area. However, wet weather conditions in the Delta and Midwest regions of the U.S. negatively impacted market prices for corn, seed and certain fertilizers in areas where these products are sold through independent dealers and four of the Association's retail stores. Inclement weather conditions in the summer of 1995 reduced the Southeastern cotton, peanut and corn harvest, which impacted farm income. The weather reduced 1995 grain harvest in the Midwestern U.S. boosted farm commodity prices; thus contributing to increased spring 1996 plantings in the Southeast and Delta regions. Also, favorable spring weather contributed to the increase in sales of agricultural inputs in 1996.

   Export sales for 1994, 1995 and 1996 were $37.7 million, $70.1 million and $100.1 million, respectively. In 1995 and 1996, export sales increased primarily as a result of the demand for poultry from Russia and the Far East. Export sales of poultry products will be influenced by credit availability to foreign countries, political and economic stability, particularly in Russia, Eastern European nations and Mexico, and the United States government's willingness to support the industry through export enhancements.

   The Association's operations are classified into two reportable business segments. See Note 10 of Notes to Consolidated Financial Statements. The discussion of results of operations relates the effects of these significant economic factors on those segments for each of the years in the three-year period ended June 29, 1996.



                             Results of Operations



   Fiscal 1995 Compared to Fiscal 1994

   The Association's accounting cycle resulted in 53 weeks of operations in 1995 and 52 weeks in 1994.

   Net sales volume for 1995 was $1.7 billion, which represented an 8.2% increase over the prior fiscal year. Net margins from operations, before general corporate expenses and other deductions, were $42.5 million as compared to $60.6 million for 1994. The decline in net margins from operations was due primarily to lower market prices for poultry products.

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

   In the Agri-Services segment, net sales volume for 1995 of $433.4 million increased 14.9% as compared to 1994 due to increased sales of agricultural production inputs, including fertilizer, chemicals and farm supplies sold through the Association's farm supply stores and independent dealers. The net sales increase for 1995 was due to increased sales prices for fertilizer, increased application in the Southeast related to the increase in cotton acreage and the addition of five retail outlets primarily in the Mississippi Delta region. Net margins from operations for 1995 were $8.4 million. Net margins from operations for 1995 were negatively affected by lower margins on seed corn sold in the Midwest, reduced gross margins on retail fertilizer sales and expenses related to the closing of four suburban retail stores. However, the impact of these items on 1995 net margins from operations was partially offset by $3.9 million in patronage refunds from other cooperatives.

   Distribution, administrative and general expenses for 1995 and 1994 were $131.4 million and $121.4 million, respectively, which represent 7.8% of net sales volume. The $10.0 million increase reflects the growth in the Agri-Services operations, which was partially offset by lower incentive compensation expenses related to the decrease in net operating margins.

   The various components included in other income (deductions) represented a deduction of $9.5 million for 1995 as compared to $4.3 million for 1994. Interest income of $8.8 million for 1995 increased $2.0 million as a result of increased crop financing for patrons and other customers. Interest expense for 1995 was $17.5 million as compared to $13.9 million in 1994 due to increased average borrowings of approximately 10.0% and higher interest rates on short-term borrowings. In 1995, interest expense includes $1.6 million related to income tax litigation. The Association's $9.6 million pro rata share of the Golden Peanut Company's 1995 loss (equity in loss of partnership) represented a significant portion of other income (deductions) for 1995. The decline in Golden Peanut Company's 1995 operating results was primarily the result of low peanut selling prices resulting from the general oversupply situation that exists for domestic and export peanuts, reduced U.S. consumption of peanut products and the increase of peanut based foods imported into the United States. See Note 9(b) of Notes to Consolidated Financial Statements. The $3.1 million gain on sale of investments represents the sale of common stock in two agricultural related entities. Miscellaneous, net for 1995 includes the Association's $1.7 million pro rata share in the loss of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. In 1994, the Association recognized income of $250,000 on this investment. Miscellaneous, net for 1995 includes $1.7 million representing the Association's equity in the earnings of a pecan processing and marketing enterprise in South Carolina. Net rental income of approximately $2.0 million and $1.8 million, respectively, was included in miscellaneous, net for 1995 and 1994.

   In 1995 and 1994, the Association's combined federal and state effective tax rates were 51% and 30%, respectively. The effective tax rate for 1995 reflects $5.5 million of additional tax related to an adverse tax court decision. See Note 6 of Notes to Consolidated Financial Statements.

   Fiscal 1996 Compared to Fiscal 1995

   Net sales volume of approximately $2.0 billion for 1996 represented a 15.8% or $267.0 million increase as compared to 1995. Net margins from operations, before general corporate expenses and other deductions, were $80.3 million in 1996 as compared to $42.5 million in 1995. The increase in net margins from operations was due primarily to increased margins in the Poultry segment.

   The Poultry segment had net sales of $1.4 billion for 1996, an increase of 12.5% or $157.0 million as compared to 1995. The increase in net sales was due primarily to a 5.0% increase in average selling prices and a 7.5% increase in pounds of poultry sold. Market prices for poultry products strengthened in 1996 as a result of lower-than-expected U.S. broiler production and strong export demand for poultry products. The increase in pounds sold was due to changes in product mix requiring larger broilers for the production of deboned poultry products. Poultry segment's net margins from operations for 1996 were $70.2 million as compared to $34.1 million for 1995. The increase in net margins was due primarily to higher selling prices for poultry products, which was partially offset by increased feed ingredient costs. Although average cash commodity prices for feed grains, such as corn and soybean meal increased 59% and 30%, respectively, from a year ago, the Association's forward purchasing and hedging strategies resulted in a relatively modest 8% increase in feed ingredient costs for 1996. The Pork Division had a net operating margin of $240,000 for 1996 as compared to a $3.7 million net loss for 1995.

   The  Agri-Services  segment's 1996  net  sales  volume  of  $543.5  million increased 25.4% or $110.0 million as compared to 1995. The increase in net sales volume was due primarily to the marketing of Southeast cotton, as well as increased sales of fertilizers, chemicals and seeds through the Association's retail stores. A substantial portion of the agricultural sales increase was attributed to facilities acquired in the Mississippi-Delta region in 1995. The Agri-Services segment's net margins from operations for 1996 were $10.1 million as compared to $8.4 million for 1995. The increase was due primarily to patronage refunds from other cooperatives that totaled $9.3 million for 1996 as compared to $3.9 million in 1995. A substantial portion of the patronage refunds were distributed by a major fertilizer cooperative. The Retail Store Division had lower net operating margins in 1996 as a result of losses in the Mississippi-Delta operations acquired in 1995. The Agri-Services segment's net margins from operations reflects a $2.1 million net loss from an agricultural equipment manufacturing operation that was sold in 1996.

   Distribution, administrative and general expenses for 1996 and 1995 were $155.7 million and $131.4 million, respectively. The $24.3 million increase reflects the growth in operations, as well as increased incentive compensation expenses related to the increase in margins before income taxes. Increased litigation related expenses also contributed to the overall increase in distribution, administrative and general expenses.

   The various components included in other income (deductions) represented a deduction of $6.3 million for 1996 as compared to $9.5 million for 1995. Interest income of $9.9 million for 1996 increased $1.2 million as a result of increased crop financing for patrons and other customers. Interest expense for 1996 was $21.1 million as compared to $17.5 million in 1995. The increase was due to a 55% increase in average borrowings, which was partially offset by lower interest rates on short-term borrowings. Interest expense for 1995 included $1.6 million related to income tax litigation. Equity in loss of partnership represents the Association's 33 1/3% pro rata share of the Golden Peanut Company's 1996 loss. See Note 9(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1996 includes the Association's $422,000 pro rata share in the earnings of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. In 1995, the Association recognized a loss of $1.7 million on this investment. Miscellaneous, net for 1996 and 1995 includes $1.0 million and $1.7 million, respectively, representing the Association's equity in the earnings of a pecan processing and marketing enterprise in South Carolina. Net rental income of approximately $1.8 million and $2.0 million, respectively, was included in miscellaneous, net for 1996 and 1995.

   In 1996 and 1995, the Association's combined federal and state effective income tax rates were 33% and 51%, respectively. The effective tax rate for 1995 reflects $5.5 million of additional income tax related to an adverse tax court decision. See Note 6 of Notes to Consolidated Financial Statements.


                              Financial Condition


Liquidity and Capital Resources

   The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. In August 1996, the Association entered into a $250 million unsecured committed credit facility with nine commercial banks. The new facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. Subsequently, the Association had unused loan commitments of $140.0 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $83.1 million. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements. See Note 4 of Notes to Consolidated Financial Statements.

   Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.20:1, the ratio of senior funded debt to total capitalization not to exceed 40% and total funded debt to total capitalization not to exceed 50%. At June 29, 1996, Gold Kist's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.40:1, 31% and 44%, respectively. The loan agreements apply to the Association and its subsidiaries, excluding Golden Poultry. At June 29, 1996, the Association was in compliance with the agreements. See Note 4 of Notes to Consolidated Financial Statements.

   In 1994, existing cash balances, proceeds from long-term debt and short-term borrowings, and net cash provided by operations of $36.8 million were used for capital expenditures, repayments of long-term debt, patronage refunds and other equity payments. Capital expenditures in 1994 included $32.7 million related to expansion and improvements in poultry operations, as well as $3.8 million for improvements to retail stores and other agricultural operations. During 1994, the Association had cash payments of approximately $22.7 million for patronage refunds and other equity payments. These payments included $10.2 million representing the redemption of Revolving Fund Certificates and Cumulative Preferred Capital Certificates of Interest with no fixed maturities. Accounts receivable increased during 1994 primarily as a result of increased crop loans to patrons and financing provided to independent agricultural products distributors, as well as increased poultry sales. Inventories during 1994 increased as a result of increased broiler production, higher poultry selling prices and increased cotton production in the Southeast.

   During 1995, uses of cash included capital expenditures of $61.8 million, $36.7 million for repayments of long-term debt and patronage refunds and other equity distributions of $19.5 million. The funds for these investing and financing activities were provided primarily by borrowings of approximately $110.0 million and to a lesser extent, cash provided by operating activities of $7.2 million and the sale of investments in marketable securities totaling $8.9 million. Capital expenditures for 1995 included $43.4 million related to expansion and improvements in poultry operations, as well as $18.0 million for the acquisition of Agri-Services operations, improvements to retail stores and the construction of cotton facilities. Increases in accounts receivable and inventories during 1995 reflected the growth in poultry production and sales, the expansion of Agri-Services retail operations in the Mississippi Delta and the increase in Southeast cotton production.

   During 1996, the uses of cash included capital expenditures of $74.3 million and $28.6 million for repayments of long-term debt, as well as increases in operating assets. Increases in inventories reflected the impact of higher feed ingredient prices on raw materials and live poultry and hog inventories and the increase in poultry prices on marketable products inventories. Increased receivables were primarily the result of increases in crop financing provided to producers and the growth in retail store sales. The Association's expansion into cotton procurement and marketing contributed to the increase in operating assets. The funds for these activities were provided by borrowings of $131.5 million. Capital expenditures for 1996 included $54.9 million for expansion and improvements in the poultry operations and $18.6 million in expenditures to acquire retail operations and construct cotton ginning and warehousing facilities.

   The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $140.0 million in 1997 that primarily include expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1997 capital expenditures with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1997, management expects cash expenditures to approximate $28.0 million for equity distributions. The Association believes cash on hand and cash equivalents at June 29, 1996 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1997.

Effects of Inflation

   The major factor affecting the Association's net sales volume and cost of sales is the change in commodity market prices for broilers, hogs, feed grains, fertilizers and cotton. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation has, however, affected operating costs such as labor, energy and material costs.

Future Accounting Requirements

   In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which must be applied by fiscal 1997. Management believes SFAS 121 will not have a significant impact upon adoption.


Item 8.    Financial Statements and Supplementary Data.


                                     INDEX

                                                                      Page
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Reports . . . . . . . . . . . . . . . . . .       19

Consolidated Balance Sheets as of July 1, 1995 and June 29, 1996        21
Consolidated Statements of Operations for the years ended
  June 25, 1994, July 1, 1995 and June 29, 1996 . . . . . . . . .       22
Consolidated Statements of Patrons' and Other Equity for the
 years ended June 25, 1994, July 1, 1995 and June 29, 1996  . . .       23
Consolidated Statements of Cash Flows for the years ended
 June 25, 1994, July 1, 1995 and June 29, 1996  . . . . . . . . .       24
Notes to Consolidated Financial Statements. . . . . . . . . . . .       25

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

FINANCIAL STATEMENT SCHEDULE:

Valuation Reserves for the years ended June 25, 1994, July 1, 1995
 and June 29, 1996  . . . . . . . . . . . . . . . . . . . . . . .       44



                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the consolidated financial statements of Gold Kist Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the combined consolidated financial statements of Golden Peanut Company and Subsidiaries, a partnership investment, and Alimenta Commodities, LLC, a limited liability corporation, investments accounted for using the equity method of accounting, as described in Note 9(b) to the consolidated financial statements. The combined consolidated financial statements of Golden Peanut Company and Subsidiaries and Alimenta Commodities, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company and Subsidiaries and Alimenta Commodities, LLC, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of July 1, 1995 and June 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in notes 1, 6 and 9(a) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 and for certain investments in debt and equity securities in 1995.


                                    KPMG Peat Marwick LLP


Atlanta, Georgia
September 6, 1996, except for the
first paragraph of note 8 as to
which the date is September 13, 1996


                        REPORT OF INDEPENDENT AUDITORS



Partnership Committee
Golden Peanut Company and
Alimenta Commodities, LLC

    We have audited the combined consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") and Alimenta Commodities, LLC ("LLC"), (since April 1, 1996, date of inception) (collectively, the "Companies"), as of June 30, 1996 and 1995, and the related combined consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended June 30, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of Golden Peanut Company and Subsidiaries and Alimenta Commodities, LLC at June 30, 1996 and 1995, and the combined consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 8 to the combined consolidated financial statements, in 1994 the Partnership changed its method of accounting for postretirement benefits other than pensions.



                                                Ernst & Young LLP


Atlanta, Georgia
September 6, 1996

                                            GOLD KIST INC.

                                      CONSOLIDATED BALANCE SHEETS
                                        (Amounts in Thousands)

                                                                        July 1, 1995    June 29, 1996
                                                ASSETS
Current assets:

 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .       $ 16,597           20,562
 Receivables, principally trade, including notes receivable of
   $43.8 million in 1995 and $68.9 million in 1996, less
   allowance for doubtful accounts of $5,877 in 1995 and
   $7,726 in 1996 . . . . . . . . . . . . . . . . . . . . . . . . .        189,180          242,411
 Inventories (note 2)   . . . . . . . . . . . . . . . . . . . . . .        226,988          270,367
 Other current assets   . . . . . . . . . . . . . . . . . . . . . .         17,718           39,204
   Total current assets . . . . . . . . . . . . . . . . . . . . . .        450,483          572,544
Investments (note 9)  . . . . . . . . . . . . . . . . . . . . . . .         93,039          104,728
Property, plant and equipment, net (note 3) . . . . . . . . . . . .        227,646          255,728
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,469           42,960

                                                                          $821,637          975,960


                                        LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of long-term debt (note 4):
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . .       $ 70,800          112,800
   Subordinated loan certificates . . . . . . . . . . . . . . . . .         27,363           30,574
   Current maturities of long-term debt . . . . . . . . . . . . . .         25,834           27,089
                                                                           123,997          170,463
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .        117,952          126,340
 Accrued compensation and related expenses  . . . . . . . . . . . .         28,817           32,590
 Patronage refund and other equity payable in cash  . . . . . . . .          8,863           24,043
 Interest left on deposit (note 4)  . . . . . . . . . . . . . . . .         10,493           12,119
 Other current liabilities  . . . . . . . . . . . . . . . . . . . .         13,776           22,532
   Total current liabilities  . . . . . . . . . . . . . . . . . . .        303,898          388,087
Long-term debt, excluding current maturities (note 4) . . . . . . .        138,659          188,948
Accrued postretirement benefit costs (note 7(b))  . . . . . . . . .         36,929           40,271
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          3,189            4,072
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .        482,675          621,378
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .         23,972           28,172

Patrons' and other equity (note 5):
 Common stock, $1.00 par value - Authorized 500 shares;
   issued and outstanding 62 in 1995 and 36 in 1996 . . . . . . . .             62               36
 Patronage reserves   . . . . . . . . . . . . . . . . . . . . . . .        216,854          209,140
 Unrealized gain on marketable equity security (note 9(a))  . . . .         18,531           20,978
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .         79,543           96,256
   Total patrons' and other equity  . . . . . . . . . . . . . . . .        314,990          326,410
Commitments and contingent liabilities (notes 7 and 8)
                                                                          $821,637          975,960


                     See accompanying notes to consolidated financial statements.

                                            GOLD KIST INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Amounts in Thousands)


                                                                         Years Ended

                                                     June 25, 1994      July 1, 1995    June 29, 1996
Net sales volume  . . . . . . . . . . . . . . .        $1,561,034         1,688,537        1,955,569
Cost of sales . . . . . . . . . . . . . . . . .         1,385,239         1,522,063        1,731,448
   Gross margins  . . . . . . . . . . . . . . .           175,795           166,474          224,121
Distribution, administrative and general
  expenses  . . . . . . . . . . . . . . . . . .           121,417           131,410          155,664
   Net operating margins  . . . . . . . . . . .            54,378            35,064           68,457

Other income (deductions):
   Interest income  . . . . . . . . . . . . . .             6,752             8,779            9,946
   Interest expense . . . . . . . . . . . . . .           (13,924)          (17,525)         (21,065)
   Equity in loss of partnership (note 9(b))  .            (1,110)           (9,625)          (1,181)
   Gain on sale of investments  . . . . . . . .              -                3,070             -
   Miscellaneous, net . . . . . . . . . . . . .             3,978             5,823            5,962
                                                           (4,304)           (9,478)          (6,338)
   Margins before income taxes, minority
      interest and cumulative effect
      of accounting change  . . . . . . . . . .            50,074            25,586           62,119

Income taxes (note 6) . . . . . . . . . . . . .            14,861            13,094           20,757
   Margins before minority interest and
      cumulative effect of accounting change  .            35,213            12,492           41,362
Minority interest . . . . . . . . . . . . . . .            (1,148)             (741)          (4,330)
   Margins before cumulative effect of accounting
      change  . . . . . . . . . . . . . . . . .            34,065            11,751           37,032

Cumulative effect of change in accounting for
 income taxes (note 6)  . . . . . . . . . . . .             5,339              -                -
   Net margins  . . . . . . . . . . . . . . . .        $   39,404            11,751           37,032



                     See accompanying notes to consolidated financial statements.

                                            GOLD KIST INC.

                           CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                              For the Years Ended June 25, 1994, July 1, 1995 and June 29, 1996

                                                  (Amounts in Thousands)

                                                            Revolving                      Unrealized
                                                            fund and                        gain on
                                                            cumulative                     marketable
                                               Common      preferred       Patronage       equity        Retained
                                    Total      stock       certificates     reserves       security     earnings
June 26, 1993 . . . . . . . . .   $285,620       79            10,253        209,514           -          65,774
 Net margins for 1994   . . . .     39,404       -               -            30,830           -           8,574
 Nonqualified patronage refund
      and other equity payable
      in cash   . . . . . . . .    (14,588)      -               -           (14,588)          -            -
 Redemptions and other changes     (13,774)      -            (10,253)        (6,592)          -           3,071
June 25, 1994 . . . . . . . . .    296,662       79              -           219,164           -          77,419
 Net margins for 1995   . . . .     11,751       -               -            12,590           -            (839)
 Nonqualified patronage refund
   and other equity payable
   in cash  . . . . . . . . . .     (8,941)      -               -            (8,941)          -            -
 Redemptions and other changes      (3,013)     (17)             -            (5,959)          -           2,963
 Implementation of change in
   accounting for marketable
   equity security (note 9(a))      18,531       -               -              -            18,531         -
July 1, 1995  . . . . . . . . .    314,990       62              -           216,854         18,531       79,543
 Net margins for 1996   . . . .     37,032       -               -            21,700           -          15,332
 Nonqualified patronage refund
   and other equity payable
   in cash  . . . . . . . . . .    (24,212)      -               -           (24,212)          -            -
 Redemptions and other changes      (3,847)     (26)             -            (5,202)          -           1,381
 Change in value of marketable
   equity security (note 9(a))       2,447       -               -              -             2,447         -
June 29, 1996 . . . . . . . . .   $326,410       36              -           209,140         20,978       96,256




                                    See accompanying notes to consolidated financial statements.


                                            GOLD KIST INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Amounts in Thousands)

                                                                       Years Ended
                                                     June 25, 1994      July 1, 1995    June 29, 1996

Cash flows from operating activities:
 Net margins  . . . . . . . . . . . . . . . . .         $ 39,404            11,751           37,032
 Non-cash items included in net margins:
  Depreciation and amortization   . . . . . . .           37,251            38,085           40,063
  Cumulative effect of changes in accounting
    principle . . . . . . . . . . . . . . . . .           (5,339)             -                 -
  (Gains) losses on sales of assets   . . . . .             (201)           (3,459)             101
  Equity in loss of partnership   . . . . . . .            1,110             9,625            1,181
  Deferred income tax benefit   . . . . . . . .           (5,562)           (6,650)          (2,250)
  Other   . . . . . . . . . . . . . . . . . . .            3,208             1,943           (1,515)
 Changes in operating assets and liabilities:
  Receivables   . . . . . . . . . . . . . . . .          (26,943)          (28,466)         (53,231)
  Inventories   . . . . . . . . . . . . . . . .          (23,963)          (28,521)         (43,379)
  Other current assets  . . . . . . . . . . . .              152            (3,382)         (20,561)
  Accounts payable and accrued expenses   . . .           21,765            15,117           20,917
  Interest left on deposit  . . . . . . . . . .           (4,052)            1,153            1,626
     Net cash provided by (used in) operating
        activities  . . . . . . . . . . . . . .           36,830             7,196          (20,016)
Cash flows from investing activities:
 Acquisitions of investments  . . . . . . . . .             (762)           (5,093)          (4,356)
 Acquisitions of property, plant and equipment           (37,232)          (61,762)         (74,262)
 Proceeds from disposal of investments  . . . .            1,279             8,942              200
 Proceeds from sales of loans   . . . . . . . .            5,040             4,925           10,052
 Other  . . . . . . . . . . . . . . . . . . . .           (5,883)           (7,179)           2,406
     Net cash used in investing activities  . .          (37,558)          (60,167)         (65,960)

Cash flows from financing activities:
 Short-term borrowings, net   . . . . . . . . .           11,491            60,286           45,211
 Proceeds from long-term debt   . . . . . . . .           26,668            49,752           86,296
 Principal payments of long-term debt   . . . .          (30,130)          (36,676)         (28,557)
 Patronage refunds and other equity paid in
  cash  . . . . . . . . . . . . . . . . . . . .          (22,717)          (19,464)         (13,009)
     Net cash provided by (used in) financing
      activities. . . . . . . . . . . . . . . .          (14,688)           53,898           89,941
     Net change in cash and cash equivalents  .          (15,416)              927            3,965

Cash and cash equivalents at beginning of year            31,086            15,670           16,597
Cash and cash equivalents at end of year  . . .       $   15,670            16,597           20,562

Supplemental disclosure of cash flow data:
 Cash paid during the years for:
  Interest (net of amounts capitalized)   . . .       $   18,575            18,792           18,327

  Income taxes  . . . . . . . . . . . . . . . .       $   23,352            21,144           20,676


                     See accompanying notes to consolidated financial statements.


                                GOLD KIST INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 25, 1994, July 1, 1995 and June 29, 1996
                         (Dollar Amounts in Thousands)


(1)   Summary of Significant Accounting Policies

   Gold Kist Inc. ("Gold Kist" or "Association") is a diversified agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist serves approximately 29,000 active farmer members and other cooperative associations located principally in the southeastern United States. Gold Kist operates broiler and pork production facilities providing both marketing and purchasing services to producers. Gold Kist also purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, the Association is engaged in the processing, storage and marketing of cotton, serves as a contract procurement agent for, and stores, farm commodities such as soybeans and grain, and is a partner in a major peanut processing and marketing business and in a pecan processing and marketing business.

   The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

   (a)   Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (Gold Kist or Association). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the presentation in the 1996 consolidated financial statements.

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


                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)


         Marketable   products  consist  primarily  of   dressed  and  further
      processed poultry and cotton. These inventories are stated, principally, on the basis of selling prices, less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value).

   (d)   Property, Plant and Equipment

         Property, plant and  equipment is recorded at cost.   Depreciation of
      plant and equipment is calculated by the straight-line method over the estimated useful lives of the respective assets.

   (e)   Investments

         Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies which are not readily marketable are stated at cost. For years prior to fiscal 1995, the investment in the marketable equity security was stated at the lower of cost or market.

         Effective June 26, 1994, Gold Kist adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security and collateralized loans as "available-for-sale." "Available-for-sale" securities are those the Association intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying 1995 and 1996 financial statements, net of deferred income taxes. Upon initial application of SFAS 115, Gold Kist recorded an increase to investments of $20.5 million and to patrons' and other equity of $12.9 million (net of deferred income taxes of $7.6 million) related to the marketable equity security (see note 9(a)). Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying financial statements.

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

         The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of
      Subchapter T of the Internal Revenue Code). Gold Kist utilized nonqualified patronage refunds in 1994, 1995 and 1996, which are deductible for income tax purposes only to the extent paid or redeemed in cash.

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

   (g)   Fair Value of Financial Instruments

         Gold Kist's financial instruments include cash and cash equivalents, accounts receivables and payables and accrued expenses, notes receivable and debt. Because of the short maturity of cash equivalents, accounts receivables and payables and accrued expenses, certain short-term debt which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at July 1, 1995 and June 29, 1996 unless otherwise specified (see notes 1(e) and 4).

   (h)   Fiscal Year

         Gold  Kist  employs  a  52/53 week  fiscal  year.   The  consolidated
      financial statements for 1994, 1995 and 1996 reflect 52, 53 and 52 weeks, respectively. Fiscal 1997 will be a 52 week year.

   (i)   Use of Estimates

         Management of Gold Kist has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2)   Inventories

   Inventories are summarized as follows:

                                                1995        1996
            Merchandise for sale  . . . . .   $ 85,054      83,886
            Live poultry and hogs . . . . .     76,211      95,682
            Marketable products - poultry .     30,532      40,047
            Marketable products - cotton  .       -         11,258
            Raw materials and supplies  . .     35,191      39,494
                                              $226,988     270,367

(3)   Property, Plant and Equipment

   Property, plant and equipment is summarized as follows:

                                                1995        1996
            Land and land improvements  . .   $ 31,809      33,268
            Buildings . . . . . . . . . . .    166,806     188,845
            Machinery and equipment . . . .    325,270     368,118
            Construction in progress  . . .     27,812      16,833
                                               551,697     607,064
            Less accumulated depreciation .    324,051     351,336
                                              $227,646     255,728




                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)


(4)   Notes Payable and Long-Term Debt

   At June 29, 1996, Gold Kist had a $150 million unsecured committed credit facility with five commercial banks. The facility included a five-year $50 million revolving credit commitment, a $50 million 364-day line of credit commitment, and a $50 million seasonal line of credit commitment. As of June 29, 1996, borrowings of $50 million and $40 million, respectively, were outstanding under the revolving credit and 364-day line-of-credit commitments. At June 29, 1996, Gold Kist had other borrowings of $112.8 million outstanding under uncommitted loans and letters of credit facilities. At June 29, 1996, the Company classified $50 million of borrowings under the $50 million revolving credit and borrowings of $40 million under the uncommitted loan facilities as long-term debt. On August 9, 1996, Gold Kist refinanced these loans under a five-year $125 million revolving credit commitment.

   On August 9, 1996, the Association entered into a $250 million unsecured committed credit facility with nine commercial banks. The new facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. The five-year revolving credit agreement expires on August 9, 2001, but may be extended twice for successive one-year periods with the consent of the banks. The revolving credit facility fee and the commitment fees on the unused portion of the revolving credit will be computed quarterly based on the Association's ratio of funded debt to total capital and will not exceed .20% per annum. The 364-day line of credit provides short-term financing that will expire in August 1997 and may be extended with the consent of the banks. The 364-day line of credit is subject to a .16% per annum facility fee. Borrowings under the $250 million facility will bear variable interest rates at or below prime. Also, the facility permits competitive bid interest rates by the participating banks.

   At June 29, 1996, Gold Kist had other unused long-term loan commitments of $20 million and additional uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $94 million. These unsecured borrowings bear interest at rates below prime.

   Subordinated loan certificates of $27.4 million at July 1, 1995 bore interest at rates of 3.5% to 6.7% with terms of one year and were unsecured. At June 29, 1996, subordinated loan certificates outstanding were $30.6 million bearing interest at rates of 5.5% to 6.4%.

   Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.


                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)


   Long-term debt is summarized as follows:

                                                                                   1995        1996

   Unsecured senior notes payable:
     9.375% interest notes, due in semi-annual installments of $5,500
      with interest payable semiannually  . . . . . . . . . . . . . . . . . .   $ 16,500      11,000
     9.90% interest notes, due in semi-annual installments of $1,539
      with interest payable semiannually  . . . . . . . . . . . . . . . . . .     10,766       9,230
     9.35% interest note, due in a single installment in June 2001 with
      interest payable quarterly  . . . . . . . . . . . . . . . . . . . . . .     20,000      20,000
   Other long term debt:
     Subordinated capital certificates of interest with interest rates ranging from 4.50% to 16.50% and with fixed maturities ranging from two to fifteen years, unsecured (weighted average interest rate of 7.7% at
      July 1, 1995 and 7.2% at June 29, 1996)   . . . . . . . . . . . . . . .     60,417      59,431
     Revolving credit agreements with commercial banks (weighted average
      rate of 6.5% at July 1, 1995 and 5.7% at June 29, 1996)   . . . . . . .     37,000      50,000
     Borrowings under uncommitted lines of credit (weighted average rate of
      5.8% at June 29, 1996).   . . . . . . . . . . . . . . . . . . . . . . .       -         40,000
     Tax exempt industrial revenue bonds with varying interest rates due in quarterly and annual installments through 2016, secured by property,
      plant and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .     12,701      18,500
     Pro rata share of mortgage loan, at 8.47% interest, due in monthly
      installments to June 30, 2004, secured by a building (note 3)   . . . .      2,497       2,306
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,612       5,570

                                                                                 164,493     216,037
   Less current maturities  . . . . . . . . . . . . . . . . . . . . . . . . .     25,834      27,089


                                                                                $138,659     188,948

     Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the unsecured senior notes payable at July 1, 1995 and June 29, 1996 was approximately $51.7 million and $43.0 million, respectively.

     The terms of debt agreements specify minimum working capital, net worth and current ratio requirements. The debt agreements also place a limitation on equity distribution, cash patronage refunds and additional loans, advances or investments. The limitation provides for a carryover to 1997 of unused amounts, $4.6 million as of June 29, 1996, and is increased by 50% of Gold Kist's net margins (or minus 100% of a net loss) before any gains or losses on disposals of capital assets or equity in unremitted earnings of any affiliate.

     Annual required principal repayments on long-term debt for the five fiscal years subsequent to June 29, 1996 are as follows:

      Fiscal year:
         1997 . . . . . . . . . . . . . . . . . . . . . . . . .  $27,089
         1998 . . . . . . . . . . . . . . . . . . . . . . . . .   14,744
         1999 . . . . . . . . . . . . . . . . . . . . . . . . .   12,147
         2000 . . . . . . . . . . . . . . . . . . . . . . . . .    5,927
         2001 . . . . . . . . . . . . . . . . . . . . . . . . .   25,187


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

(6)  Income Taxes

   As discussed in Note 1(f), Gold Kist adopted SFAS 109 as of June 27, 1993. The cumulative effect of this change in accounting for income taxes, which resulted in a tax benefit of $5.3 million, was determined as of June 27, 1993 and was reflected in the consolidated statement of operations for the year ended June 25, 1994.

   The provisions for income tax expense, principally Federal, consist of the following:



                                                  1994      1995      1996

   Current expense  . . . . . . . . . . . . . . . $20,423   19,744    23,007
   Deferred benefit . . . . . . . . . . . . . . .  (5,562)  (6,650)   (2,250)
                                                  $14,861   13,094    20,757

   The deferred income tax effect of the unrealized gain on marketable equity security has been charged as a component of patrons' and other equity for 1995 and 1996.

   Gold Kist's combined federal and state effective tax rates from operations for 1994, 1995 and 1996 were 30%, 51% and 33%, respectively. A reconciliation of income tax expense from operations computed by applying the Federal corporate income tax rate of 35% in 1994, 1995 and 1996 to margins before income taxes, minority interest and cumulative effect of accounting changes for the applicable year follows:

                                                               1994         1995          1996
   Computed expected income tax expense . . . . . . . . .     $17,526       8,955        21,742
   Increase (decrease) in income tax expense
     resulting from:
     Income tax litigation  . . . . . . . . . . . . . . .        -          5,520          -
     Cash portion of nonqualified patronage refund  . . .      (1,420)     (1,031)         (986)
     Effect of state income taxes, net of Federal benefit       1,050         447           970
     Nonqualified equity redemptions  . . . . . . . . . .        (525)       (490)         (886)
     Target jobs credits  . . . . . . . . . . . . . . . .        (607)       (499)          (11)
     Other, net . . . . . . . . . . . . . . . . . . . . .      (1,163)        192           (72)

                                                              $14,861      13,094        20,757


                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 1, 1995 and June 29, 1996 are as follows:

                                                           1995      1996
   Deferred tax assets:
     Postretirement benefits  . . . . . . . . . . . . .    $14,410    15,589
     Insurance accruals . . . . . . . . . . . . . . . .      7,903     8,059
     Equity in partnerships . . . . . . . . . . . . . .      4,175     2,618
     Bad debt reserves  . . . . . . . . . . . . . . . .      2,573     3,156
     State tax operating loss carryforwards . . . . . .      1,984     1,406
     Other  . . . . . . . . . . . . . . . . . . . . . .       -        1,426
      Total gross deferred tax assets   . . . . . . . .     31,045    32,254
     Less valuation allowance . . . . . . . . . . . . .     (1,984)   (1,406)
      Net deferred tax assets   . . . . . . . . . . . .     29,061    30,848

   Deferred tax liabilities:
     Unrealized gain on marketable equity security  . .    (11,587)  (13,116)
     Accelerated depreciation . . . . . . . . . . . . .       (969)   (1,245)
     Deferred compensation  . . . . . . . . . . . . . .     (3,990)   (3,371)
     Other  . . . . . . . . . . . . . . . . . . . . . .       (118)     -
      Total deferred tax liabilities  . . . . . . . . .    (16,664)  (17,732)
      Net deferred tax assets   . . . . . . . . . . . .   $ 12,397    13,116

   The net change in the total valuation allowance for the years ended 1995 and 1996 was an increase of $71 and a decrease of $578, respectively. The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

   During 1993, the Internal Revenue Service (IRS) concluded its examination of Gold Kist's 1987 through 1989 Federal income tax returns and issued a notice of deficiency. In April 1994, the remaining issue, whether Gold Kist must recognize taxable income related to the redemption of its qualified notified equity at less than face amount, was litigated before the United States Tax Court. An adverse decision was received from the Tax Court on June 26, 1995. The Association has appealed the decision to the Eleventh Circuit Court of Appeals. The accompanying financial statements reflect the impact of the Tax Court decision through June 29, 1996.

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


                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)


      Net periodic pension expense for 1994, 1995 and 1996 included the following components:

                                                              1994          1995         1996

      Service cost - benefits earned during the year       $  3,720         3,429         4,092
      Interest cost on projected benefit obligations          6,479         6,949         7,426
      Actual return on plan assets  . . . . . . . . .        (3,236)      (11,393)      (27,724)
      Net amortization and deferral   . . . . . . . .        (5,989)        1,208        16,799
         Net periodic pension expense . . . . . . . .      $    974           193           593

         The following table sets forth the plans' funded status, amounts recognized in the consolidated balance sheets at July 1, 1995 and June 29, 1996 and economic assumptions:

                                                                           1995          1996
         Actuarial present value of benefit obligations:
            Vested participants . . . . . . . . . . . .                  $ 74,529        88,287
            Nonvested . . . . . . . . . . . . . . . . .                     6,630         7,088
               Total accumulated benefit obligations  .                  $ 81,159        95,375

         Projected benefit obligations for services
            rendered to date  . . . . . . . . . . . . .                  $ 96,559       111,251

         Plan assets for benefits:
            Plan assets at fair value . . . . . . . . .                  $118,268       145,148
            Prepaid pension cost included in other assets in
              consolidated balance sheets . . . . . . .                   (16,556)      (18,179)
               Net plan assets  . . . . . . . . . . . .                  $101,712       126,969

         Plan assets in excess of projected benefit
            obligations . . . . . . . . . . . . . . . .                  $  5,153        15,718

         Consisting of:
            Unrecognized net asset existing at the date of
               adoption   . . . . . . . . . . . . . . .                  $  9,721         8,318
            Unrecognized net gain/(loss) from past
               experience different from that assumed
               and effects of changes in assumptions  .                    (1,136)       13,824
            Prior service cost not yet recognized in
               net periodic pension cost  . . . . . . .                    (3,432)       (6,424)
                                                                         $  5,153        15,718

         Actuarial assumptions:
            Weighted-average discount rate  . . . . . .                      8.00%         8.00%
            Weighted-average expected long-term rate of return on
             plan assets  . . . . . . . . . . . . . . .                      9.25%         9.50%
            Weighted-average rate of compensation increase                   5.50%         5.50%

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

         Postretirement health and death benefit expense for 1994, 1995 and 1996 included the following components:

                                                                     1994      1995     1996
         Service cost - benefits earned during the year . .        $1,728     1,742    2,029
         Interest cost  . . . . . . . . . . . . . . . . . .         2,530     2,645    2,998
         Net amortization and deferral  . . . . . . . . . .          -          (18)      80
           Net postretirement health and death benefit
            expense . . . . . . . . . . . . . . . . . . . .        $4,258     4,369    5,107


         Gold Kist's postretirement benefit plans are not funded. The status of the plans at July 1, 1995 and June 29, 1996 was as follows:


                                                               1995     1996
         Actuarial present value of accumulated postretirement
         benefit obligation:
            Retirees  . . . . . . . . . . . . . . . . . .    $15,528   18,010
            Fully eligible active plan participants . . .      7,821   10,188
            Other active plan participants  . . . . . . .     14,016   16,571
                                                              37,365   44,769
            Unrecognized net gain (loss) from experience
               differences  . . . . . . . . . . . . . .        1,341   (2,737)
                                                             $38,706   42,032

         The health care cost trend rate used to determine the accumulated postretirement benefit obligation at July 1, 1995 was 9%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 29, 1996 was 8%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 8.00% at July 1, 1995 and June 29, 1996, respectively. A 1% increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation for health care benefits at June 29, 1996 by approximately 12% and net postretirement health care cost by 14%.

(8)  Contingent Liabilities and Commitments

   In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina



                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)

Golden  Products Company  and by  permitting their  continued operations.   In
March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered an Order in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding
stock  of the  Company would  be owned  by Gold  Kist.   The Court  denied the
plaintiffs'  demands for additional allocations and  cash distributions to the
class  members.     On  September   13,  1996,  subsequent   to  Motions   for
Reconsideration filed by the plaintiffs and Gold Kist, the Court entered a Final Judgment and Decree amending its July 2, 1996 Order. The Final Judgment and Decree relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors. Gold Kist is further ordered, with its consent, to revolve $21.2 million of notified equity for the years 1976 through 1983 within four calendar months of the date of the Order and requires Gold Kist to pay $4.2 million in fees and expenses to the plaintiffs' attorneys. An appeal of the Final Judgment may be filed on or before October 25, 1996, and could have the effect of staying the Final Judgment pending the outcome of any appeal. The redemption of notified equity and the fees and expenses awarded to plaintiffs' attorneys have been reflected in the accompanying consolidated financial statements.

   Gold Kist is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

   Gold Kist received proceeds of $20.0 million, $5.0 million, $4.9 million and $10.2 million during 1993, 1994, 1995 and 1996, respectively, for collateralized loans sold with recourse to an insurance company, of which
$26.4 million was outstanding at June 29, 1996. No gain or loss was recognized on the sale of these loans. A $264 thousand allowance has been recognized in the accompanying consolidated financial statements for potential losses that may occur. As of June 29, 1996, there have been no credit losses related to the loans guaranteed under this agreement.

   Gold Kist is a guarantor of amounts outstanding under a $65.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At June 29, 1996, the amounts outstanding under this facility were $60.6 million.

(9)  Investments

   (a)   Marketable Equity Security

         As discussed in Note 1(e), Gold Kist adopted SFAS 115 at June 26, 1994, changing the method of accounting for its marketable equity security from a historical cost basis to a fair value approach. Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security as "available-for-sale." At June 29, 1996, the Association's marketable equity security was carried at its fair value of $54.8 million, which represents a gross unrealized gain of $34.1 million. The 1996 gross unrealized gain, net of deferred income taxes of $13.1 million, has been reflected as a separate component of patrons' and other equity. At July 1, 1995, the marketable equity security was carried at its fair value of $50.1 million, which represents a gross unrealized gain of $30.1 million.
      The 1995 gross unrealized gain, net of deferred income taxes of $11.6 million, has been reflected as a separate component of patrons' and other equity.

         Gains realized on sales and dividends totaled $170 thousand, $1.3 million and $494 thousand and are included in miscellaneous, net for the years ended June 25, 1994, July 1, 1995 and June 29, 1996, respectively.

   (b)   Golden Peanut Company

         Gold Kist has a 33  1/3% interest in Golden Peanut Company, a Georgia
      general  partnership.    Gold  Kist's  investment   in  the  partnership
      amounted to $15.5 million and $17.2 million at July 1, 1995 and June


                                GOLD KIST INC.
             Notes to Consolidated Financial Statements, Continued
                         (Dollar Amounts in Thousands)

      29, 1996, respectively. In July 1995, Gold Kist made an additional investment of $2.8 million. The partnership has a $450.0 million commercial paper facility supported by lines of credit with various banks totaling $220.0 million. At June 30, 1996, borrowings of $105.0 million were outstanding under the commercial paper facility. Summarized financial information of Golden Peanut Company, excluding Alimenta Commodities, LLC, is shown below:


                       Condensed Consolidated Balance Sheets
                                                        1995       1996
      Current assets  . . . . . . . . . . . . . .     $233,133    154,587
      Property, plant and equipment, net  . . . .       34,385     31,071
         Total assets . . . . . . . . . . . . . .     $267,518    185,658

      Current liabilities   . . . . . . . . . . .     $220,954    128,892
      Accrued postretirement benefit costs  . . .        5,103      5,308
      Partners' equity  . . . . . . . . . . . . .       41,461     51,458
         Total liabilities and partners' equity .     $267,518    185,658



                       Condensed Consolidated Statements of Operations
                                                            1994       1995        1996

      Net sales and other operating income  . . .        $ 456,937    429,067     411,938
      Costs and expenses  . . . . . . . . . . . .          460,291    457,942     415,479
         Net loss . . . . . . . . . . . . . . . .         $ (3,354)   (28,875)     (3,541)


         Golden Peanut Company's 1994 net loss includes a $3.9 million charge resulting from the adoption of SFAS 106. Gold Kist has included its proportionate share of Golden Peanut Company's adoption of SFAS 106 in equity in loss of partnership in the accompanying 1994 consolidated statement of operations since the amount is not significant.

         In 1994, 1995 and 1996, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. Gold Kist received procurement commissions, royalties and administrative service fees of $2.7 million, $3.9 million and $3.1 million in 1994, 1995 and 1996, respectively. In addition, Gold Kist purchased $5.4 million, $3.1 million and $2.6 million of inventory from Golden Peanut Company in 1994, 1995 and 1996, respectively.

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

    The Agri-Services segment purchases or manufactures feed, seed, fertilizers, agricultural chemicals, animal health products, and other farm supply and equipment items for sale through Gold Kist retail outlets and independent dealers. The segment conducts cotton procurement, ginning, storage and marketing operations, as well as other crop procurement services.



                                        GOLD KIST INC.
                      Notes to Consolidated Financial Statements, Continued
                               (Dollar Amounts in Thousands)


   The following table presents certain financial information as to industry segments:
                                                   Agri-     Intersegment
                                     Poultry     Services    Eliminations   Consolidated

Year ended June 25, 1994
Net sales volume  . . . . . . . . .  $1,183,729    377,305          -          1,561,034  (a)
Net margins from operations . . . .  $   52,177      8,471          -             60,648

General corporate expenses  . . . .                                               (6,270)
Other deductions, net . . . . . . .                                               (4,304)
Margins before income taxes,
   minority interest
   and cumulative
   effect of accounting
   change   . . . . . . . . . . . .                                              $50,074
Depreciation and amortization
   expense  . . . . . . . . . . . .  $   31,234      5,134            883 (b)     37,251

Capital expenditures  . . . . . . .  $   32,655      3,772            805 (b)     37,232
Identifiable assets at
   June 25, 1994  . . . . . . . . .  $  375,389    218,111        122,932 (b)    716,432

Year ended July 1, 1995
Net sales volume  . . . . . . . . .  $1,255,087    433,450           -         1,688,537  (a)

Net margins from operations . . . .  $   34,095      8,420           -            42,515
General corporate expenses  . . . .                                               (7,451)
Other deductions, net . . . . . . .                                               (9,478)
Margins before income taxes and
   minority interest  . . . . . . .                                              $25,586

Depreciation and amortization
 expense    . . . . . . . . . . . .  $   31,551      5,582            952 (b)     38,085
Capital expenditures  . . . . . . .  $   43,423     17,959            380 (b)     61,762
Identifiable assets at July 1,
   1995     . . . . . . . . . . . .  $  418,790    258,461        144,386 (b)    821,637

Year ended June 29, 1996
Net sales volume  . . . . . . . . .  $1,412,083    543,486           -         1,955,569  (a)
Net margins from operations . . . .  $   70,191     10,077           -            80,268

General corporate expenses  . . . .                                              (11,811)
Other deductions, net . . . . . . .                                               (6,338)
Margins before income taxes and
   minority interest  . . . . . . .                                           $   62,119
Depreciation and amortization
 expense    . . . . . . . . . . . .  $   32,303      7,124            636 (b)     40,063

Capital expenditures  . . . . . . .  $   54,899     18,582            781 (b)     74,262
Identifiable assets at June 29,
   1996     . . . . . . . . . . . .  $  498,722    300,827        176,411 (b)    975,960


(a) Net sales volume includes export sales amounting to $37,731, $70,113 and $100,089 in 1994, 1995  and 1996,
    respectively, which have no significant geographical concentration.
(b) Amounts relate to unallocated corporate assets.

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

         Not Applicable.


                               PART III


   Item 10.  Directors and Executive Officers of the Registrant.

    The Directors of Gold Kist are:

                                                                      Years
                                                           Term     Served as
   Name                  Age           Office             Expires   Director
                       (as of
                       8/30/96)

   W. P. Smith, Jr.*      67    Chairman of the Board &    1998       23
                                Director (District 1)

   Herbert A. Daniel, Jr. 44    Director (District 2)      1998        1

   Fred K. Norris, Jr.*   68    Director (District 3)      1997       19

   James E. Brady, Jr.    61    Director (District 4)      1996       12

   W. Kenneth Whitehead   52    Director (District 5)      1996        3

   Dan Smalley*           47    Director (District 6)      1996       11

   A. Jack Nally          53    Director (District 7)      1997        5

   M. Michael Davis       45    Director (District 8)      1997        2

   Phil Ogletree, Jr.     63    Director (District 9)      1998       19


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

   The Executive Officers of Gold Kist are:

                                                       Years          Years
                                                       Served         Served
                                                       In that        with
       Name            Age      Office                 Office         Gold Kist
                                (as of
                                8/30/96)
   G. O. Coan*           60     Chief Executive Officer,    1         37
                                and Chairman of the
                                Management Executive
                                Committee
   John Bekkers*         51     President and Chief         1         11
                                Operating Officer
   M. A. Stimpert        52     Senior Vice President,      5 months  13
                                Planning and Administration
   Kenneth N. Whitmire   58     Group Vice President,       8         35
                                Poultry Group
   Jack L. Lawing        58     General Counsel, Vice       20        20
                                President and Secretary
   Peter J. Gibbons      59     Vice President, Finance     17        20
   Paul G. Brower        57     Vice President,             17        17
                                Communications
   W. A. Epperson        60     Vice President,             17        21
                                Human Resources
   Jerry L. Stewart      56     Vice President -            15        33
                                Marketing, Poultry Group
   John K. McLaughlin    58     Vice President, Pet Food    12        12
                                and Animal Products Division
   Allen C. Merritt      50     Vice President, Fertilizer  13         24
                                and Chemical Division
   Stanley C. Rogers     50     Vice President,             6          18
                                AgriServices Division
   Michael F. Thrailkill 48     Vice President,             4          23
                                Information Services
   Stephen O. West       50     Treasurer                   13         16
   W. F. Pohl, Jr.       46     Controller                  14         20

   *Member of Management Executive Committee

          The officers serve for terms of one year and until their successors are elected by the Board of Directors.
          During the past five years the principal occupation of each of the above named executive officers, with exception of Michael A. Stimpert, has been as an officer or employee of Gold Kist.
          Mr. Michael A. Stimpert was elected Senior Vice President, Planning and Administration, effective April 1, 1996. He previously served as Vice President from January 1, 1996 until election to his current position. From December 19, 1986 until January 1996, Mr. Stimpert served as Executive Vice President of Golden Peanut Company, a peanut processing and marketing company headquartered in Atlanta, Georgia. Mr. Stimpert was employed by Gold Kist Inc. from June 1974 until December 1986 in a variety of positions, including Group Vice President, Agricommodities Group and Group Vice President, AgriProducts Group.

   Item 11.  Executive Compensation.

          Summary Compensation Table. The following table sets forth information concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                         Annual compensation
                                                            Other
                                                            annual     All other
                         Fiscal                             compensa-  compensa-
                         year           Salary    Bonus     tion(1)    tion
                         ended          ($)       ($)       ($)        ($)
   Gaylord O. Coan       June 29, 1996  $349,058  $450,000  $1,055     $12,030(2)
   Chief Executive       July 1, 1995    327,000   103,000     268      12,961(2)
   Officer and          June 25, 1994    297,293   270,000     -         4,820(3)
   Chairman of the
   Management Executive
   Committee

   John Bekkers          June 29, 1996  $210,577  $295,000  $1,110     $ 9,425(2)
   President and         July 1, 1995    162,453    71,200      62       8,703(2)
   Chief Operating       June 25, 1994   106,511    56,900     -         2,663(3)
   Officer

   Kenneth N. Whitmire   June 29, 1996  $189,819  $240,000  $2,375     $  9,965(2)
   Group Vice President, July 1, 1995    184,373    83,000     457        9,758(2)
   Poultry Group         June 25, 1994   170,558   230,000      -         4,264(3)

   Jerry L. Stewart      June 29, 1996  $161,727  $164,000  $ 1,889    $  9,569(2)
   Vice President        July 1, 1995    160,600    54,000      320       9,158(2)
   Marketing,            June 25, 1994   147,904   150,000       -        3,698(3)
   Poultry Group

   Peter J. Gibbons      June 29, 1996  $149,758  $92,000   $  158     $ 9,982(2)
   Vice President        July 1, 1995    148,988   29,000       30       9,775(2)
   Finance               June 25, 1994   137,250   75,000       -        3,431(3)

   Harold O. Chitwood(4) June 29, 1996  $148,508  $123,000  $2,815     $ 8,404(2)
   Chief Executive       July 1, 1995    419,888   120,000     616      13,080(2)
   Officer and           June 25, 1994   388,483   310,000      -        4,722(3)
   Chairman of the
   Management Executive
   Committee

   _        ______________________________
   (1) The amounts shown for the fiscal year ended June 29, 1996 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 29, 1996, July 1, 1995, and June 25, 1994, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
   (2) The amounts set forth include the following amounts that were contributed by the Association for fiscal years 1996 and 1995 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K)):
        Mr. Coan - $4,500 and $5,418 respectively, Mr. Bekkers - $4,946 and $4,206 respectively; Mr. Whitmire - $4,656 and $4,438 respectively; Mr. Stewart - $4,617 and $4,193 respectively; Mr. Gibbons - $4,500 and $4,304 respectively; and Mr. Chitwood - $0 and $4,676 respectively. In addition, the amounts set forth include for fiscal years 1995 and 1996 the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,530 and $7,543 respectively; Mr. Bekkers - $4,479 and $4,497 respectively; Mr. Whitmire - $5,309 and $5,320 respectively; Mr. Stewart - $4,952 and $4,965 respectively; Mr. Gibbons - $5,482 and $5,471 respectively; and Mr. Chitwood - $8,404 and $8,404 respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.
   (3) The amounts set forth include amounts that were contributed by the Association for the indicated fiscal years on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K) plan).
   (4)  Mr. Chitwood retired from Gold Kist, effective October
        27, 1995.

   Retirement Plans. Gold Kist maintains two noncontributory retirement plans, one for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1995, the Association made a contribution of $1,412,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1995. Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

                   Estimated Annual Benefits For Years of Service Indicated

   Remuneration     10 Years  15 Years      20 Years    25 Years       30 Years or More
   $ 30,000        $  7,500  $ 11,250        $ 15,000    $18,750      $   22,500
   $100,000          15,000    22,500          30,000     37,500          45,000
   $150,000          22,500    33,750          45,000     56,250          67,500
   $200,000          30,000    45,000          60,000     75,000          90,000
   $250,000          37,500    56,250          75,000     93,750         112,500
   $350,000          52,500    78,750         105,000    127,374         128,574
   $500,000          75,000   112,500         126,174    127,374         128,574
   $750,000         112,500   124,974         126,174    127,374         128,574
   $850,000         123,774   124,974         126,174    127,374         128,574

      For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.
      The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1994, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Chitwood
   (30); Mr. Coan (30); Mr. Bekkers (11); Mr. Whitmire (30); Mr. Stewart (30); and Mr. Gibbons (20).

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

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 29, 1999: Mr. Coan - $213,789; Mr. Bekkers - $104,208; Mr. Whitmire - $140,954; and Mr. Chitwood - $268,560.

     Change in Control Plans. Under the Gold Kist officers contingency plan, the Association has entered into identical change in control agreements with each officer, including the five executive officers named in the cash compensation table. Each change in control agreement provides that following a change in the control of the Association (as defined in the agreements), if the officer's employment with the Association terminates within two years after the change in control (but prior to the officer's reaching age 65), the officer will be entitled to receive a severance payment calculated by determining the "Base Severance Amount" as follows:

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


   The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under
   Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 29, 1996, no contingencies have occurred which would require the implementation of the provisions of the changes in control plans, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

     Director Compensation. The By-Laws of Gold Kist provide that the Directors shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently the Directors receive no compensation other than an annual retainer paid at the rate of $20,000 per year, with the Chairman receiving $21,500. Directors and Directors Emeriti receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.

     Compensation Committee Interlocks and Insider Participation.
   Director W. P. Smith, Jr., Fred K. Norris, Jr. and Dan Smalley serve as members of the Association's Compensation Committee.

   Item 12.  Security Ownership of Certain Beneficial Owners and
   Management.

     Not Applicable.

   Item 13.  Certain Relationships and Related Transactions.

     The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 29, 1996, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and Properties) -- Patronage Refunds.

                                                GOLD KIST INC.

                                       Schedule II - Valuation Reserves


   COLUMN A                         COLUMN B            COLUMN C       COLUMN D      COLUMN E
                                                        Additions
                                   Balance at     Charged to  Charged                  Balance
                                   Beginning      Cost and    To Other                 At End
   Description                     Of Period      Expenses    Accounts  Deductions    Of Period
                                                           (amounts in thousands)

Deducted in the consolidated
balance sheets from the asset
to which it applies:

Allowance for doubtful accounts:

 June 25, 1994                         $5,255          1,662         -    1,548 (A)       5,369

 July 1, 1995                           5,369          2,382         -    1,874 (A)       5,877

 June 29, 1996                          5,877          4,029         -    2,180 (A)       7,726


   (A)  Represents accounts written off.


Allowance for deferred tax
 assets valuation:

 June 25, 1994                       $    -            1,913 (B)     -      -             1,913

 July 1, 1995                           1,913             71         -      -             1,984

 June 29, 1996                          1,984           -            -      578 (C)       1,406


   (B)  Represents establishment of allowance for net operating loss deductions not available for state income tax purposes.

   (C)  Represents estimate of net operating loss deductions that are deductible.



     (a)3.  Exhibits - Index of Exhibits

     Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

   Designation
   of Exhibit                               Document with Which         Designation
   in this                                  Exhibit Was Previously      of such Exhibit
   Report        Description of Exhibit     Filed with Commission       in thatDocument
   B-2(a)        Agreement and Plan of        Annual Report on Form     Exhibit B-2(a)
                 Merger, dated June 20,       10-K for the Fiscal
                 1986, and effective          Year ended June 30,
                 June 30, 1986, between       1986
                 Carolina Golden Products,
                 Inc., and Golden Poultry
                 Company, Inc.

   B-3(a)        Restated and Amended         Annual Report on Form     Exhibit B-3(a)
                 Articles of Incorpo-         10-K for the Fiscal
                 ration of Registrant         Year ended June 26, 1993

   B-3(b)        Current By-Laws of           Annual Report on Form     Exhibit B-3(b)
                 Registrant, as amended       10-K for the Fiscal Year
                                              ended June 25, 1994

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

   B-4(a)(2)     Form of First Supplemental   Registration filed on     Exhibit 4(a)(2)
                 Indenture, dated as of       Form S-1 (Registration
                 September 1, 1979, amending  No. 2-69267)
                 the terms of the Form of
                 Indenture dated as of
                 December 1, 1977, governing
                 the terms of the 9% Fifteen
                 Subordinated Capital
                 Year Subordinated Capital
                 Certificates of Interest

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


   B-4(a)(4)     Form of First Supplemental   Registration filed on     Exhibit 4(a)(4)
                 Indenture, dated as of       Form S-1 (Registration
                 September 1, 1980, governing No. 2-69267)
                 the terms of the Fifteen
                 Year Subordinated Capital
                 Certificates of Interest
                 (Series C)

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

   B-4(b)(4)     Form of First Supplemental   Registration filed on     Exhibit 4(b)(4)
                 Indenture, dated as of       Form S-1 (Registration
                 September 1, 1980, governing No. 2-69267)
                 the terms of the Ten Year
                 Subordinated Capital
                 Certificates of Interest
                 (Series C)

   B-4(b)(5)     Form of Second Supplemental  Registration filed on     Exhibit 4(b)(5)
                 Indenture, dated as of       Form S-2 (Registration
                 September 1, 1982, governing No. 2-79538)
                 the terms of the Ten Year
                 Subordinated Capital
                 Certificates of Interest
                 (Series D)

   B-4(c)        Form of Indenture, dated as  Registration filed on      Exhibit 4(c)
                 of September 1, 1985,        Form S-2 (Registration
                 governing the terms of the   No. 33-428)
                 Seven Year Subordinated
                 Capital Certificates of
                 Interest (Series A), including
                 therein a table of contents,
                 cross-reference sheet, and
                 form of Seven Year Subordinated
                 Capital Certificates of Interest

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

   B-4(e)        Form of Indenture, dated     Registration filed on     Exhibit 4(f)(2)
                 as of September 1, 1985,     Form S-2 (Registration
                 governing the terms of       No. 33-428)
                 the Three Year
                 Subordinated Capital Certifi-
                 cates of Interest (Series A),
                 including therein a table of
                 contents, cross-reference
                 sheet, and form Capital
                 Certificates of Interest

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

   B-4(g)(1)   Form of Indenture, dated as of  Registration filed on    Exhibit 4(h)(1)
               September 1, 1985, governing    Form S-2 (Registration
               the terms of the One Year       No. 33-428)
               Subordinated Large Denomi-
               nation Loan Certificate
               (Series A), including therein
               a table of contents, cross-
               reference sheet, and form of
               One Year Subordinated Large
               Denomination Loan Certificates

   B-4(g)(2)   Form of Indenture, dated as of  Registration filed on    Exhibit 4(d)(2)
               September 1, 1979, governing    Form S-1 (Registration
               the terms of the One Year       No. 2-65587)
               Subordinated Loan Certificates
               (Series B), including therein
               a table of contents and
               cross-reference sheet

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

   B-4(i)(2)   Specimen of Subordinated        Annual Report on Form   ExhibitB-4(h)(2)
               Capital Certificates of         10-K for the Fiscal Year
               Interest used for Fifteen       Ended June 30, 1982
               Year (Series B and C), Ten
               Year (Series B and C), Five
               Year (Series A and B) and Two
               Year (Series A)

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

   B-4(l)(1)   Note Agreement with the         Quarterly Report on    Exhibit B-4(n)
               Prudential Insurance Company    Form 10-Q for the
               of America dated as of          Fiscal Quarter
               December 15, 1986               ended December 31, 1986

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

   B-4(l)(8)   Amendment dated July 14, 1993,  Registration filed on  Exhibit 4(l)(8)
               to Note Agreements with the     Form S-2(Registration
               Prudential Insurance Company of No. 33-69204)
               America and Pruco Life Insurance
               Company


   B-10(a)     Form of Deferred Compensation   Registration filed on  Exhibit 11(d)
               Agreement between Gold Kist     Form S-1(Registration
               Inc. and certain executive      No. 2-59958)
               officers*

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

   B-10(b)(7)  Form of Director                Registration filed on  Exhibit 10(b)(7)
               Emeritus Life Benefits          Form S-2 (Registration
               Agreement*                      No. 33-36938)

   B-10(b)(8)  Form of Director Emeritus       Registration filed on  Exhibit 10(b)(8)
               Agreement for Medical Benefits* Form S-2 (Registration
                                               No. 33-36938)


   B-10(b)(9)  Gold Kist Executive Savings     Registration filed on  Exhibit 10(b)(9)
               Plan, as amended *              Form S-2 (Registration
                                               No. 33-62869)

   B-10(b)(10) Gold Kist Director Savings      Registration filed on  Exhibit 10(b)(10)
               Plan, as amended *              Form S-2 (Registration
                                               No. 33-62869)

   B-10(b)(11) Gold Kist Split Dollar Life     Registration filed on  Exhibit 10(b)(11)
               Insurance Plan *                Form S-2 (Registration
                                               No. 33-62869)

   B-10(c)(l)  Form of Membership, Marketing,  Registration filed on  Exhibit 13(b)
               and/or Purchasing Agreement of  Form S-1 (Registration
               Gold Kist Inc., Atlanta,        No. 2-59958)
               Georgia

   B-10(c)(2)  Form of Membership, Marketing,  Registration filed on  Exhibit 10(c)(2)
               and/or Purchasing Agreement of  Form S-1 (Registration
               Gold Kist Inc., Atlanta,        No. 2-74205)
               Georgia as revised October
               17, 1980

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

   B-10(f)(1)  General Partnership Agreement   Annual Report on Form  ExhibitB-10(f)(1)
               (Golden Peanut Company)         10-K for the Fiscal
               between Gold Kist and Archer-   Year Ended June 30, 1987
               Daniels-Midland Company, dated
               as of December 17, 1986

   B-10(f)(2)  Amended and Restated Partnership Registration filed on  Exhibit 10(f)(2)
               Agreement (Golden Peanut Company)Form S-2(Registration
               between Gold Kist Inc., Archer-  No. 33-31164)
               Daniels-Midland Company and
               Alimenta Processing Corporation,
               dated as of March 1, 1989

   B-10(f)(3)  Amendment to Amended and        Registration filed on  Exhibit 10(f)(3)
               Restated Partnership Agreement  Form S-2 (Registration
               (Golden Peanut Company) between No. 33-42900)
               Gold Kist Inc., Archer-Daniels-
               Midland Company and Alimenta
               Processing Corporation, dated
               as of June 30, 1991

   B-10(f)(4)  Master Commercial Facilities    Annual Report on Form  ExhibitB-10(f)(2)
               Lease Agreement between Gold    10-K for the Fiscal
               Kist and Golden Peanut Company  Year Ended June 30, 1987
               dated as of December 17, 1986

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

   B-10(j)   Credit Agreement dated as of          Registration filed    Exhibit 10(j)
             August 9, 1996, with Various Banks    September 20, 1996
             and Lending Institutions, as Lenders, on Form S-2(
             and SunTrust Bank, Atlanta, as agent  Registration No. 33-       )

   B-10(k)(1) Line of Credit Agreement with    Registration filed on   Exhibit 4(n)
             CoBank, dated as of February      Form S-2 (Registration
             22, 1991                          No. 33-42900)

   B-10(k)(2) Amendment dated as of March 1,   Registration filed on   Exhibit 4(n)(2)
             1992, to Line of Credit Agreement Form S-2 (Registration
             with CoBank                       No. 33-52268)

   B-10(k)(3)Amendment dated as of December    Registration filed on   Exhibit 4(n)(3)
             18, 1992, to Line of Credit       Form S-2 (Registration
             Agreement with CoBank             No. 33-69204)

   B-10(k)(4)Amendment dated as of             Registration filed on   Exhibit 4(n)(4)
             December 13, 1993 to              Form S-2 (Registration
             Line of Credit Agreement          No. 33-55563)
             with CoBank

   B-10(l)   Guaranty dated December 18,       Registration filed on   Exhibit 4(o)
             1992 by Gold Kist in favor of     Form S-2 (Registration
             NationsBank of Georgia, N.A.      No. 33-69204)

   B-21      Subsidiaries of the Registrant    Registration filed on   Exhibit 21
             Form S-2 (Registration
             No. 33-62869)
   B-27      Financial Data Schedule
   _________________________________

   *Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

        (b) Reports on Form 8-K. - No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 29, 1996.

   SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD KIST INC.

   Date:  September 19, 1996             By:/s/ G. O. Coan
                                            G. O. Coan, Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                  DATE
   /s/ G. O. Coan              Chief Executive Officer       September 19, 1996
   G. O. COAN                  (Principal Executive Officer)

   /s/ Peter J. Gibbons        Vice President-Finance        September 19, 1996
   PETER J. GIBBONS            (Principal Financial Officer)

   /s/ W. F. Pohl, Jr.         Controller (Principal         September 19, 1996
   W. F. POHL, JR.             Accounting Officer)

   /s/ W. P. Smith, Jr.        Director                      September 17, 1996
   W. P. SMITH, JR.

   /s/ Fred K. Norris, Jr.     Director                      September 17, 1996
   FRED K. NORRIS, JR.

   /s/ Dan Smalley             Director                      September 17, 1996
   DAN SMALLEY

   /s/ Phil Ogletree, Jr.      Director                      September 17, 1996
   PHIL OGLETREE, JR.

   /s/ James E. Brady, Jr.     Director                      September 17, 1996
   JAMES E. BRADY, JR.

   /s/ A. Jack Nally           Director                      September 17, 1996
   A. JACK NALLY

   /s/ W. Kenneth Whitehead    Director                      September 17, 1996
   W. Kenneth Whitehead

   /s/H. Michael Davis         Director                      September 17, 1996
   H. Michael Davis

   /s/ Herbert A. Daniel, Jr.  Director                      September 17, 1996
   HERBERT A. DANIEL, JR.



                       INDEX TO EXHIBITS



                                             Sequentially
Exhibit                                      Numbered
Number              Description              Page



B-27           -Financial Data Schedule