Form 10-Q
period 1996-09-28
GOLD KIST INC
filed 1996-11-12
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 28, 1996

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


                                                 Yes  X      No



                 GOLD KIST INC. AND SUBSIDIARIES


                                  INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              September 28, 1996 and June 29, 1996  . .   1

           Consolidated Statements of Operations -
              Three Months Ended September 28, 1996
              and September 30, 1995  . . . . . . . . .   2

             Consolidated Statements of Cash Flows -
              Three Months Ended September 28, 1996
              and September 30, 1995. . . . . . . . . .   3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . .  4 - 5

  Item 2.  Management's Discussion and Analysis of
              Consolidated Results of Operations and
              Financial Condition . . . . . . . . . . .  6 - 8

Part II.   Other Information

  Item 1.  Legal Proceedings  . . . . . . . . . . . . .   9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . .  10


                                                                Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                Sept. 28,       June 29,
                                                 1996            1996
                   ASSETS
Current assets:
   Cash and cash equivalents                     $ 17,540         20,562
   Receivables, principally trade, including
     notes receivable of $68,396 at September
     28, 1996 and $71,238 at June 29, 1996,
     less allowance for doubtful accounts of
     $8,274 at September 28, 1996 and $7,726
     at June 29, 1996                             215,133        242,411
   Inventories (note 3)                           268,871        270,367
   Other current assets                            36,698         39,204
        Total current assets                      538,242        572,544
Investments                                       106,259        104,728
Property, plant and equipment, net                270,301        255,728
Other assets                                       41,472         42,960
                                                 $956,274        975,960

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                        $112,200        112,800
    Subordinated loan certificates                 32,523         30,574
    Current maturities of long-term debt           19,694         27,089
                                                  164,417        170,463
   Accounts payable                               119,305        126,340
   Accrued compensation and related expenses       26,057         32,590
   Patronage refunds and equity payable            23,930         24,043
   Interest left on deposit                        12,296         12,119
   Other current liabilities                       19,507         22,532
        Total current liabilities                 365,512        388,087
Long-term debt, excluding current maturities      190,492        188,948
Accrued postretirement benefit costs               41,441         40,271
Other liabilities                                   4,808          4,072
        Total liabilities                         602,253        621,378
Minority interest                                  29,024         28,172
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 36 at
    September 28, 1996 and June 29, 1996               36             36
   Patronage reserves                             204,374        209,140
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $13,881 at September 28, 1996 and
    $13,116 at June 29, 1996)                      22,202         20,978
   Retained earnings                               98,385         96,256
        Total patrons' and other equity           324,997        326,410
Contingent liabilities (note 5)
                                                 $956,274        975,960


             See Accompanying Notes to Consolidated Financial Statements.

                                                                       Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                               Three Months Ended
                                           Sept. 28,       Sept. 30,
                                             1996            1995
Net sales volume                            $519,291        438,814
Cost of sales                                479,163        386,529

     Gross margins                            40,128         52,285
Distribution, administrative and general
 expenses                                     38,352         35,245

     Net operating margins                     1,776         17,040
Other income (deductions):
 Interest income                               3,193          2,567
 Interest expense                             (6,385)        (4,978)
 Equity in loss of partnership (note 4)         (855)          (969)
 Miscellaneous, net                              645          1,880
                                              (3,402)        (1,500)

     Margins (loss) before income taxes and
         minority interest                    (1,626)        15,540

Income tax expense (benefit)                    (693)         5,421

     Margins (loss) before minority interest    (933)        10,119
Minority interest                               (890)        (1,079)

     Net margins (loss)                     $ (1,823)         9,040


             See Accompanying Notes to Consolidated Financial Statements.



                                                                    Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                     Three Months Ended
                                                  Sept. 28,    Sept. 30,
                                                      1996         1995
Cash flows from operating activities:
  Net margins (loss)                              $ (1,823)       9,040
  Non-cash items included in net margins:
     Depreciation and amortization                   9,975        9,805
     Equity in loss of partnership                     855          969
     Patronage refunds                                (394)        (205)
     Deferred income tax expense (benefit)            (449)         445
     Other                                           3,568         (743)
  Changes in operating assets and liabilities:
     Receivables                                    27,278       22,518
     Inventories                                     1,496      (12,484)
     Other current assets                            2,576       (4,899)
     Accounts payable and accrued expenses         (16,593)     (10,496)
     Interest left on deposit                          177          389
        Net cash provided by operating activities   26,666       14,339

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (22,208)     (23,605)
  Other, net                                        (2,013)      (1,537)
        Net cash used in investing activities      (24,221)     (25,142)

Cash flows from financing activities:
  Short-term borrowings (repayments), net            1,349       15,852
  Proceeds from long-term debt                       6,822        4,494
  Principal payments of long-term debt             (12,673)      (9,017)
  Patronage refunds and other equity paid in cash     (965)        (668)
        Net cash provided by (used in) financing
           activities                               (5,467)      10,661

        Net change in cash and cash equivalents     (3,022)        (142)

Cash and cash equivalents at beginning of period    20,562       16,597

Cash and cash equivalents at end of period        $ 17,540       16,455

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)        $  6,298        3,821
     Income taxes                                 $  2,773          524


             See Accompanying Notes to Consolidated Financial Statements.


                                                       Page 4
                 GOLD KIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in Thousands)
                           (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 25 through 36, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 29, 1996.

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

 3. Inventories consist of the following:

                                   Sept. 28, 1996     June 29, 1996
     Merchandise for sale             $ 80,973             83,886
     Live poultry and hogs             102,478             95,682
     Marketable products - poultry      43,075             40,047
     Marketable products - cotton          361             11,258
     Raw materials and supplies         41,984             39,494
                                      $268,871            270,367

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $17.4 million at September 28, 1996 and $17.2 million at June 29, 1996. In July 1996, the Association made an additional investment of $1.2 million in the partnership.

     Summarized operating statement information of  Golden Peanut
     Company is shown below:

                                      Three Months Ended
                                      Sept. 30,  Sept. 30,
                                        1996       1995
     Net sales and other
       operating income              $86,189     103,073
     Costs and expenses               88,755     105,981
       Net loss                      $(2,566)     (2,908)

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



     corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of Golden Poultry stock outstanding. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996, subsequent to motions for reconsideration filed by the plaintiffs and Gold Kist, the court entered a Final Judgment and Decree modifying its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by Order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden
     Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem from eligible members approximately $21.2 million of notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs' attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. An appeal of the Final Judgment may be filed by the parties, which could have the effect of staying the Final Judgment pending the outcome of any appeal.

     The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $519.3 million for the three month period ended September 28, 1996 increased 18.3% as compared to the same period a year ago. The Poultry segment's net sales volume increased 16.7% for the quarter ended September 28, 1996 as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume was primarily the result of a 10.8% increase in pounds of broiler products marketed and a 5.8% increase in average broiler selling prices. Poultry market prices for the quarter ended September 28, 1996 increased as compared to the same quarter last year due primarily to the slowdown in poultry industry expansion and the continuation of strong export sales. Net sales volume in the Agri-Services segment for the three month period ended September 28, 1996 increased approximately 25.0% as compared to the same period a year ago. The Agri-Services segment's net sales increase reflected growth in its cotton marketing operation and increased sales of fertilizer.


Net Operating Margins

The Association had net operating margins of $1.8 million for the quarter ended September 28, 1996 as compared to $17.0 million for the quarter ended September 30, 1995. The decrease in net operating margins was primarily the result of the increased feed ingredient costs which was partially offset by the increase in broiler selling prices. The Poultry segment had net operating margins of $13.3 million for the three months ended September 28, 1996 as compared to net operating margins of $25.7 million in the same period last fiscal year. Feed ingredient costs for the three months ended September 28, 1996 increased 39.0% as compared to the same three month period a year ago. Market prices for feed ingredients reached 40 year historic highs in the summer of 1996 due to the poor grain harvest in 1995 and export demand for U.S. feed grains. Market prices for feed ingredients are likely to decline in 1997 as a result of the substantial 1996 grain harvest.

The Agri-Services segment had a net operating loss of approximately $9.4 million for the quarter ended September 28, 1996 as compared to $6.9 million in the same period a year ago. The increase in the net operating loss for the quarter ended September 28, 1996 as compared to the same period last year was primarily due to increased operating costs associated with retail operations acquired last fiscal year.

Other Income (Deductions)

Interest income of $3.2 million for the quarter ended September 28, 1996 increased $626,000 as compared to the same period a year ago. The increase was due primarily to increased crop financing provided to patrons and customers of the Association.

Interest  expense for the  three months ended  September 28, 1996 increased $1.4 million to  $6.4 million as a result  of increased
borrowings   necessary  to   fund  the   Association's  expansion
programs.

Equity in loss of partnership of approximately $855,000 represented the Association's prorata share of Golden Peanut Company's net loss for the quarter ended September 28, 1996. This compared to a $1.0 million share of the partnership's loss for the same quarter a year ago.

Miscellaneous, net was $645,000 for the quarter ended September 28, 1996 as compared to $1.9 million for the quarter ended September 30, 1995. Miscellaneous, net for the three months ended September 28, 1996 includes patronage refunds in which the Association is a member and other dividends of $495,000. For the quarter ended September 28, 1996, miscellaneous, net reflected a $1.1 million loss related to its ownership interest in a pecan processing and marketing company. For the quarter ended September 30, 1995, the Association recorded income of $779,000 related to this investment. Rental income of $499,000 was included in miscellaneous, net for the quarter ended September 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. In August 1996, the Association entered into a $250 million unsecured committed credit facility with nine commercial banks. The facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. At September 28, 1996, the Association had unused loan commitments of $126.2 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $120.7 million . The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at September 28, 1996.

Working capital and  the current  ratio were  $172.7 million  and
1.47 to 1, respectively, at September 28, 1996, as compared to $184.5 million and 1.48 to 1, respectively, at June 29, 1996. Patrons equity at September 28, 1996 was $325.0 million as compared to $326.4 million at June 29, 1996. For the quarter ended September 28, 1996, the impact of the net loss on patrons' equity was partially offset by the increase in the unrealized gain on marketable equity security. Cash and cash equivalents were approximately $17.5 million at September 28, 1996. Net cash provided by operations reflected $27.3 million decrease in receivables during the current quarter. The decline in receivables reflects the seasonal nature of the Agri-Services segment's operations. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations of $26.7 million and long-term borrowings of $6.8 million.

For the quarter ended September 28, 1996, the Association's investment activities included $22.2 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and to a lesser extent the purchase of cotton ginning facilities.

The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $140.0 million in 1997 primarily consisting of expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1997 capital expenditures with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1997, management expects cash expenditures to approximate $25.0 million for equity distributions. The Association believes cash on hand and cash equivalents at September 28, 1996 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1997.

                   PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of
     Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of Golden Poultry stock outstanding. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996 subsequent to motions for reconsideration filed by the plaintiffs and Gold Kist, the court entered a Final Judgment and Decree modifying its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by Order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem from eligible members approximately $21.2 million of notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs' attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. An appeal of the Final Judgment may be filed by the parties, which could have the effect of staying the Final Judgment pending the outcome of any appeal.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 10 (k) (1)         Master Loan Agreement
                                    with CoBank dated
                                    as of August 1, 1996

                 10 (k) (2)         Amendment dated as of
                                    August 1, 1996 to Master
                                    Loan Agreement with CoBank

                 27                 Financial Data Schedule

       (b)   Reports  on Form 8-K.   Gold Kist has  not filed any
             reports on  Form 8-K  during the three  months ended
             September 28, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GOLD KIST INC.
                                              (Registrant)

Date        November 12, 1996
                                           Gaylord O. Coan
                                        Chief Executive Officer
                                    (Principal Executive Officer)


Date        November 12, 1996
                                            Peter J. Gibbons
                                        Vice President, Finance
                                       (Chief Financial Officer)




                                                                      Page 10

     Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit

             Designation of Exhibit
                 in this Report         Description of Exhibit

                      10 (k) (1)        Master Loan Agreement
                                        with CoBank dated
                                        as of August 1, 1996

                      10 (k) (2)        Amendment dated as of
                                        August 1, 1996 to Master
                                        Loan Agreement with CoBank

                      27                Financial Data Schedule

             (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 28, 1996.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)

     Date        November 12, 1996               /s/ Gaylord O. Coan
                                                     Gaylord O. Coan
                                                 Chief Executive Officer
                                             (Principal Executive Officer)


     Date        November 12, 1996              /s/ Peter J. Gibbons
                                                    Peter J. Gibbons
                                                Vice President, Finance
                                               (Chief Financial Officer)