Form 10-Q
period 1996-12-28
GOLD KIST INC
filed 1997-02-11
CIK 215994

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


                       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended December 28, 1996

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


                                      Yes  X        No





                  GOLD KIST INC. AND SUBSIDIARIES


                                    INDEX


                                                         Page No.

  Part  I.    Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                December 28, 1996 and June 29, 1996 . . .   1

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended December 28, 1996 and
                  December 30, 1995 . . . . . . . . . . .   2

               Consolidated Statements of Cash Flows -
                Six Months Ended December 28, 1996
                and December 30, 1995. .  . . . . . . . .   3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . . .  4 -  5


     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition . . . . . . . . . . .  6 - 8

  Part II.    Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .   9

     Item 5.  Other Information . . . . . . . . . . . . .  10

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .  11




                                                                  Page 1
  Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
           Statements       CONSOLIDATED BALANCE SHEETS
                              (Amounts in Thousands)
                                   (Unaudited)
                                                  Dec. 28,        June 29,
                                                   1996            1996
                     ASSETS
  Current assets:
     Cash and cash equivalents                     $ 19,268         20,562
     Receivables, principally trade, including
       notes receivable of $36,017 at December
       28, 1996 and $71,238 at June 29, 1996,
       less allowance for doubtful accounts of
       $11,019 at December 28, 1996 and $7,726
       at June 29, 1996                             178,736        242,411
     Inventories (note 3)                           334,790        270,367
     Other current assets                            28,054         39,204
          Total current assets                      560,848        572,544
  Investments                                       120,103        104,728
  Property, plant and equipment, net                277,152        255,728
  Other assets                                       39,710         42,960
                                                   $997,813        975,960

          LIABILITIES AND EQUITY
  Current liabilities:
     Notes payable and current maturities of
      long-term debt:
      Short-term borrowings                        $125,000        112,800
      Subordinated loan certificates                 33,453         30,574
      Current maturities of long-term debt           20,113         27,089
                                                    178,566        170,463
     Accounts payable                               133,212        126,340
     Accrued compensation and related expenses       28,570         32,590
     Patronage refunds and equity payable             3,588         24,043
     Interest left on deposit                        12,989         12,119
     Other current liabilities                       16,788         22,532
          Total current liabilities                 373,713        388,087
  Long-term debt, excluding current maturities      211,643        188,948
  Accrued postretirement benefit costs               42,611         40,271
  Other liabilities                                   8,265          4,072
          Total liabilities                         636,232        621,378
  Minority interest                                  29,760         28,172
  Patrons' and other equity:
     Common stock, $1.00 par value - Authorized
      500 shares; issued and outstanding 36 at
      December 28, 1996 and June 29, 1996                36             36
     Patronage reserves                             200,058        209,140
     Unrealized gain on marketable equity
      security (net of deferred income taxes
      of $18,369 at December 28, 1996 and
      $13,116 at June 29, 1996)                      29,380         20,978
     Retained earnings                              102,347         96,256
          Total patrons' and other equity           331,821        326,410
  Contingent liabilities (note 5)
                                                   $997,813        975,960


            See Accompanying Notes to Consolidated Financial Statements.


                                                                    Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                     (Unaudited)


                                     Three Months Ended  Six Months Ended
                                     Dec. 28,  Dec. 30,  Dec. 28,   Dec. 30,
                                       1996      1995      1996       1995

  Net sales volume                  $537,832  430,201   1,057,123    869,015
  Cost of sales                      488,058  373,030     967,221    759,559
     Gross margins                    49,774   57,171      89,902    109,456
  Distribution, administrative
   and general expenses               45,408   39,727      83,760     74,972
     Net operating margins             4,366   17,444       6,142     34,484
  Other income (deductions):
    Interest income                    2,694    2,644       5,887      5,211
    Interest expense                  (6,110)  (4,781)    (12,495)    (9,759)
    Equity in earnings (loss) of
      partnership (note 4)             1,897      (44)      1,042     (1,013)
  Miscellaneous, net                     732    2,244       1,377      4,124
                                        (787)      63      (4,189)    (1,437)
     Margins before income taxes
     and minority interest             3,579   17,507       1,953     33,047

  Income tax expense                     967    6,103         274     11,524
     Margins before
       minority interest               2,612   11,404       1,679     21,523
  Minority interest                     (862)  (1,378)     (1,752)    (2,457)
     Net margins (loss)             $  1,750   10,026         (73)    19,066





            See Accompanying Notes to Consolidated Financial Statements.



                                                                      Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)


                                                       Six Months Ended
                                                     Dec. 28,     Dec. 30,
                                                       1996         1995
  Cash flows from operating activities:
    Net margins (loss)                              $    (73)      19,066
    Non-cash items included in net margins:
       Depreciation and amortization                  19,712       19,837
       Equity in (earnings) loss of partnership       (1,042)       1,013
       Deferred income tax expense (benefit)          (1,578)          70
       Other                                           5,821          738
    Changes in operating assets and liabilities:
       Receivables                                    63,675       30,204
       Inventories                                   (64,423)     (63,598)
       Other current assets                           11,995        1,639
       Accounts payable and accrued expenses          (2,892)      16,171
       Interest left on deposit                          870          988
          Net cash provided by operating activities   32,065       26,128

  Cash flows from investing activities:
    Acquisitions of property, plant and equipment    (39,112)     (40,593)
    Other, net                                        (1,508)       6,951
          Net cash used in investing activities      (40,620)     (33,642)

  Cash flows from financing activities:
    Short-term borrowings (repayments), net           15,079        9,862
    Proceeds from long-term debt                      31,093       25,865
    Principal payments of long-term debt             (15,374)     (12,432)
    Patronage refunds and other equity paid in cash  (23,537)      (7,159)
          Net cash provided by financing
             activities                                7,261       16,136

          Net change in cash and cash equivalents     (1,294)       8,622

  Cash and cash equivalents at beginning of period    20,562       16,597

  Cash and cash equivalents at end of period       $  19,268       25,219

  Supplemental disclosure of cash flow data:
    Cash paid during the periods for:
       Interest (net of amounts capitalized)       $  11,282        7,177
       Income taxes                                $   7,049       10,208


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

   3. Inventories consist of the following:

                                     Dec. 28, 1996       June 29, 1996
       Merchandise for sale             $ 93,561             83,886
       Live poultry and hogs              96,906             95,682
       Marketable products - poultry      39,702             40,047
       Marketable products - cotton       65,502             11,258
       Raw materials and supplies         39,119             39,494
                                        $334,790            270,367

  4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $19.3 million at December 28, 1996 and $17.2 million at June 29, 1996. In July 1996, the Association made an additional investment of $1.2 million in the partnership.

       Summarized  operating  statement  information   of  Golden
       Peanut Company is shown below:

                             Three Months Ended    Six Months Ended
                             Dec. 28,   Dec. 30,   Dec. 28, Dec. 30,
                               1996       1995       1996     1995
       Net sales and other
         operating income   $117,117    99,248      203,306    202,321
       Costs and expenses    111,708    99,380      200,463    205,361
         Net earnings (loss)$  5,409      (132)       2,843     (3,040)

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


       corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of Golden Poultry stock outstanding. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996, subsequent to motions for reconsideration filed by the plaintiffs and Gold Kist, the court entered a Final Judgment and Decree modifying its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by Order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree required Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem from eligible members approximately $21.2 million of notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs' attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. On December 16, 1996 the Final Judgment and Decree became final and non-appealable. In December 1996 Gold Kist redeemed patrons' notified equity and paid the plaintiffs' attorney's fees pursuant to the order. Also, pursuant to the Final Judgment, Gold Kist purchased an aggregate of 299,395 shares between December 17, 1996 and January 9, 1997 from directors and officers of Gold Kist and their spouses and minor children.

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

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS

  Net Sales Volume

  The Association's net sales volume of $537.8 million for the three month period ended December 28, 1996 increased 25.0% as compared to the same period a year ago. Net sales volume for the six months ended December 28, 1996 increased 21.6% or $188.1 million as compared to the same period last year. The Poultry segment's net sales volume increased 22.1% for the quarter ended December 28, 1996 as compared to the same quarter last fiscal year. The Poultry segment's increase in net sales volume was primarily the result of a 17.4% increase in pounds of broiler products marketed and a 5.0% increase in average broiler selling prices. Poultry market prices for the quarter ended December 28, 1996 increased as compared to the same quarter last year due primarily to the slowdown in poultry industry expansion and the continuation of strong export sales. However, market prices for broiler leg quarters declined 25% in December 1996 as a result of disruptions in the Russian export market. The Poultry segment's net sales volume for the six months ended December 28, 1996 was $822.2 million as compared to $688.9 million for the comparable period last year.

  The Agri-Services segment's net sales volume of $123.5 million for the three month period ended December 28, 1996 increased approximately 36.0% or $32.7 million as compared to the same period a year ago. Net sales volume of $235.0 million for the six months ended December 28, 1996 increased 30.5% as compared to the same period last fiscal year. Expansion of the Association's Cotton procurement and marketing operation represented the largest component of the increase in net sales volume. The Cotton Division's net sales volume for the quarter ended December 28, 1996 was $35.8 million for the quarter ended December 28, 1996 as compared to $9.9 million in the comparable quarter a year ago. The increase in cotton net sales reflects the transition from a start-up operation in fiscal 1996.

  Net Operating Margins

  The Association had net operating margins of $4.4 million for the quarter ended December 28, 1996 as compared to $17.4 million for the quarter ended December 30, 1995. The decrease in net operating margins was primarily the result of the increased feed ingredient costs, which was partially offset by the increase in broiler selling prices. The Poultry segment had net operating margins of $13.5 million for the three months ended December 28, 1996 as compared to net operating margins of $24.1 million in the same period last fiscal year. Feed ingredient costs for the three months ended December 28, 1996 increased 44% as compared to the same three month period a year ago. Although the Company's feed ingredient costs for the quarter ended December 28, 1996 remained at significantly higher levels than the same quarter last year, cash market prices for feed grains declined substantially during the quarter ended December 28, 1996 as a result of the large 1996 U.S. grain harvest. The impact of lower grain prices should positively impact cost of sales in the remainder of 1997. The Agri-Services segment had a net operating loss of approximately $5.4 million for the quarter ended December 28, 1996 as compared to $4.3 million in the same period a year ago. The increase in the net operating loss was primarily the result of lower margins on animal feeds related to the increase in feed ingredient costs.

  Other Income (Deductions)

  Interest income was $2.7 million for the quarter ended December 28, 1996 as compared to $2.6 million for the same period a year ago. Interest income primarily represents interest charged on crop loans and extended terms provided to retail patrons and customers of the Association.

  Interest expense for the three months ended December 28, 1996 increased $1.3 million to $6.1 million as a result of
  increased  borrowings  necessary  to   fund  the  Association's
  expansion programs. Interest expense for the three months ended December 30, 1995 was $4.8 million.

  Equity in earnings of partnership of approximately $1.9 million represented the Association's prorata share of Golden Peanut Company's net earnings for the quarter ended December 28, 1996. This compared to a $44,000 share of the partnership's loss for the same quarter a year ago.

  Miscellaneous, net was $732,000 for the quarter ended December 28, 1996 as compared to $2.2 million for the quarter ended December 30, 1995. Miscellaneous, net for the three months ended December 28, 1996 includes patronage refunds in which the Association is a member and other dividends of $142,000 as compared to $365,000 for the same period a year ago. For the quarter ended December 28, 1996, miscellaneous, net reflected $111,000 of earnings related to its ownership interest in a pecan processing and marketing company. For the quarter ended December 30, 1995, the Association recorded income of $1.2 million related to this investment. Rental income of $493,000 was included in miscellaneous, net for the quarter ended December 28, 1996.

  LIQUIDITY AND CAPITAL RESOURCES

  The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. In August 1996, the Association entered into a $250 million unsecured committed credit facility with nine commercial banks. The facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. At December 28, 1996, the Association had unused loan commitments of $110.0 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $107.9 million . The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements. The Association is negotiating with an insurance company to establish a new $125.0 million note purchase and private shelf agreement. The Association anticipates closing on the facility in February 1997 with an initial draw of $30.0 million.

  Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was in compliance with all applicable conditions in loan agreements with all lenders at December 28, 1996.

  Working capital  and the current ratio  were $187.1 million and
  1.50 to 1, respectively, at December 28, 1996, as compared to $184.5 million and 1.48 to 1, respectively, at June 29, 1996. Patrons equity at December 28, 1996 was $331.8 million as compared to $326.4 million at June 29, 1996. The increase in patrons equity for the six months ended December 28, 1996 was primarily due to the increase in the unrealized gain on marketable equity security. Cash and cash equivalents were approximately $19.3 million at December 28, 1996. Net cash provided by operations reflected a $63.7 million seasonal decrease in receivables during the current fiscal year. Increased inventories reflected the increased cotton procurement activities in the current quarter. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, cash patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations of $32.1 million and borrowings, net of repayments of $30.8 million.

  For the six months ended December 28, 1996, the Association's investment activities included $39.1 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and to a lesser extent the purchase of cotton ginning facilities. In December 1996, the Association paid $21.0 million to its members pursuant to the Judgment and Final Decree in the Windham case (See Note 5 of Notes to Consolidated Financial Statements).

  The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $140.0 million in 1997 primarily consisting of expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment facility improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1997 capital expenditures with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed.

  On January 13, 1997, the Board of Directors of Gold Kist adopted a resolution authorizing the officers of Gold Kist to negotiate with Golden Poultry Co., Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's Common Stock not currently owned by Gold Kist. Those negotiations are in the initial stages, and no terms nor prices have been agreed upon. Gold Kist owns 10,901,802 or approximately 75% of Golden Poultry's outstanding Common Stock. All funds needed to acquire such shares of Common Stock will be obtained from Gold Kist's working capital, advances under existing credit facilities from a syndicate of banks, and proceeds from the sale of Gold Kist's Capital Certificates of Interest.

  The Association believes cash  on hand and cash  equivalents at
  December 28, 1996 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1997.

                    PART II:  OTHER INFORMATION


  Item 1.  Legal Proceedings.

           In January 1993, certain Alabama member patrons of the Association filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Association and Golden Poultry and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from the Association to Golden Poultry and Carolina Golden Products Company in connection with the creation of Golden Poultry and Carolina Golden Products Company and by permitting their continued operations. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, Golden Poultry and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of Golden Poultry stock outstanding. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996 subsequent to motions for reconsideration filed by the plaintiffs and Gold Kist, the court entered a Final Judgment and Decree modifying its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by Order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree required Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem from eligible members approximately $21.2 million of notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs' attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. On December 16, 1996, the Final Judgment and Decree became final and non-appealable. Pursuant to the Final Judgment, Gold Kist purchased an aggregate of 299,395 shares between December 17, 1996 and January 9, 1997, from directors and officers of Gold Kist and their spouses and minor children.

  Item 5.  Other Information

           On January 13, 1997, the Board of Directors of Gold Kist adopted a resolution authorizing the officers of Gold Kist to negotiate with Golden Poultry Company, Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's common stock not currently owned by Gold Kist. The negotiations are in the initial stages and no terms nor prices have been agreed upon.

  Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibit

           Designation of Exhibit
               in this Report         Description of Exhibit



                   27                 Financial Data Schedule

         (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
               December 28, 1996.

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GOLD KIST INC.
                                                (Registrant)

  Date        February 10, 1997
                                             Gaylord O. Coan
                                          Chief Executive Officer
                                   (Principal Executive  Officer)


  Date        February 10, 1997
                                             Peter J. Gibbons
                                         Vice President,  Finance
                                       (Chief Financial Officer)


                                                               Page 11


     Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit

             Designation of Exhibit
                 in this Report         Description of Exhibit



                      27                Financial Data Schedule

             (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 28, 1996.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  GOLD KIST INC.
                                                   (Registrant)

     Date        February 10, 1997               /s/ Gaylord O. Coan
                                                     Gaylord O. Coan
                                                 Chief Executive Officer
                                             (Principal Executive Officer)


     Date        February 10, 1997              /s/ Peter J. Gibbons
                                                    Peter J. Gibbons
                                                Vice President, Finance
                                               (Chief Financial Officer)