Form 10-Q
period 1997-03-29
GOLD KIST INC
filed 1997-05-13
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 29, 1997

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



(Registrant's telephone  number, including area  code) (770) 393-
5000


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

                                            Yes  X       No




                 GOLD KIST INC. AND SUBSIDIARIES


                                  INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              March 29, 1997 and June 29, 1996  . . . .   1

           Consolidated Statements of Operations -
              Three Months and Nine Months
              Ended March 29, 1997 and
                March 30, 1996  . . . . . . . . . . . .   2

             Consolidated Statements of Cash Flows -
              Nine Months Ended March 29, 1997
              and March 30, 1996  . . . . . . . . . . .   3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . .  4 - 5

  Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
             Condition  . . . . . . . . . . . . . . . .  6 - 9

Part II.   Other Information

  Item 5.  Other Information  . . . . . . . . . . . . .   10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . .   11



                                                                Page 1
Item 1.  Financial      GOLD KIST INC. AND SUBSIDIARIES
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                March 29,       June 29,
                                                 1997            1996
                   ASSETS
Current assets:
   Cash and cash equivalents                   $   15,722         20,562
   Receivables, principally trade, including
     notes receivable of $35,316 at March 29,
     1997 and $71,238 at June 29, 1996,
     less allowance for doubtful accounts of
     $11,300 at March 29, 1997 and $7,726
     at June 29, 1996                             198,105        242,411
   Inventories (note 3)                           342,653        270,367
   Other current assets                            28,419         39,204
        Total current assets                      584,899        572,544
Investments                                       112,619        104,728
Property, plant and equipment, net                287,227        255,728
Other assets                                       41,287         42,960
                                               $1,026,032        975,960

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                      $  138,600        112,800
    Subordinated loan certificates                 34,639         30,574
    Current maturities of long-term debt           15,364         27,089
                                                  188,603        170,463
   Accounts payable                               157,051        126,340
   Accrued compensation and related expenses       23,324         32,590
   Patronage refunds and equity payable                 -         24,043
   Interest left on deposit                        13,300         12,119
   Other current liabilities                       16,089         22,532
        Total current liabilities                 398,367        388,087
Long-term debt, excluding current maturities      224,631        188,948
Accrued postretirement benefit costs               43,781         40,271
Other liabilities                                   5,637          4,072
        Total liabilities                         672,416        621,378
Minority interest                                  28,443         28,172
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 36 at
    March 29, 1997 and June 29, 1996                   36             36
   Patronage reserves                             198,866        209,140
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $11,971 at March 29, 1997 and
    $13,116 at June 29, 1996)                      22,231         20,978
   Retained earnings                              104,040         96,256
        Total patrons' and other equity           325,173        326,410
                                               $1,026,032        975,960


       See Accompanying Notes to Consolidated Financial Statements.


                                                                  Page 2


                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                  Three Months Ended   Nine Months Ended
                                 March 29,  March 30, March 29,  March 30,
                                   1997       1996      1997       1996
Net sales volume                  $577,456  494,586   1,634,579   1,363,601
Cost of sales                      530,062  455,726   1,497,283   1,215,285
   Gross margins                    47,394   38,860     137,296     148,316
Distribution, administrative
  and general expenses              41,827   36,885     125,587     111,857
   Net operating margins             5,567    1,975      11,709      36,459
Other income (deductions):
  Interest income                    1,849    1,847       7,736       7,058
  Interest expense                  (6,545)  (5,382)    (19,040)    (15,141)
  Equity in earnings (loss) of
   partnership (note 4)              1,035     (127)      2,077      (1,140)
  Miscellaneous, net                   290      309       1,667       4,433
                                    (3,371)  (3,353)      (7,560)    (4,790)
Margins before income taxes
  and minority interest              2,196   (1,378)      4,149      31,669
Income tax expense(benefit)            932   (1,114)      1,206      10,410
Margins before
  minority interest                  1,264     (264)      2,943      21,259

Minority interest                      (71)    (259)     (1,823)     (2,716)
   Net margins (loss)             $  1,193     (523)      1,120      18,543




         See Accompanying Notes to Consolidated Financial Statements.


                                                                    Page 3

                           GOLD KIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)
                                     (Unaudited)

                                                     Nine Months Ended
                                                  March 29,     March 30,
                                                    1997         1996
Cash flows from operating activities:
  Net margins                                     $  1,120       18,543
  Non-cash items included in net margins:
     Depreciation and amortization                  29,459       29,529
     Equity in (earnings) loss of partnership       (2,077)       1,140
     Patronage refunds                              (5,642)      (3,969)
     Minority Interest                               1,823        2,716
     Deferred income tax expense (benefit)             177         (784)
     Other                                           5,849       (1,673)
  Changes in operating assets and liabilities:
     Receivables                                    44,306       17,747
     Inventories                                   (72,286)    (100,194)
     Other current assets                           13,199       (8,378)
     Accounts payable and accrued expenses          12,299       20,682
     Interest left on deposit                        1,181        1,357
        Net cash provided by operating activities   29,408      (23,284)

Cash flows from investing activities:
  Acquisitions of property, plant and equipment    (58,958)     (57,333)
  Proceeds from sale of poultry grower loans          -          10,052
  Other, net                                            92       (1,981)
        Net cash used in investing activities      (58,866)     (49,262)

Cash flows from financing activities:
  Short-term borrowings (repayments), net           29,865       66,095
  Proceeds from long-term debt                      70,661       41,797
  Principal payments of long-term debt             (46,703)     (24,671)
  Patronage refunds and other equity paid in cash  (29,205)     (10,999)
        Net cash provided by financing
           activities                               24,618       72,222

        Net change in cash and cash equivalents     (4,840)        (324)

Cash and cash equivalents at beginning of period    20,562       16,597

Cash and cash equivalents at end of period       $  15,722       16,273

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)       $  17,939       12,165
     Income taxes                                $   9,967       18,936




       See Accompanying Notes to Consolidated Financial Statements.


                                                           Page 4
                 GOLD KIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in Thousands)
                           (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 25 through 36, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 29, 1996.

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

 3. Inventories consist of the following:

                                   Mar. 29, 1997      June 29, 1996
     Merchandise for sale             $114,359             83,886
     Live poultry and hogs              97,369             95,682
     Marketable products - poultry      33,377             40,047
     Marketable products - cotton       53,110             11,258
     Raw materials and supplies         44,438             39,494
                                      $342,653            270,367

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $21.9 million at March 29, 1997 and $17.2 million at June 29, 1996. In July 1996, the Association made an additional investment of $1.2 million in the partnership.

     Summarized operating statement information of  Golden Peanut
     Company is shown below:

                           Three Months Ended     Nine Months Ended
                           Mar. 31,   Mar. 31,    Mar. 31,  Mar. 31,
                             1997       1996        1997      1996
     Net sales and other
       operating income    $89,636    99,551      292,942    301,872
     Costs and expenses     86,375    99,931      286,838    305,292
       Net earnings (loss)$  3,261      (380)       6,104     (3,420)

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $577.5 million for the three month period ended March 29, 1997 increased 16.8% as compared to the same period a year ago. Net sales volume for the nine months ended March 29, 1997 increased 19.9% or $271.0 million as compared to the same period last year. The Poultry segment's net sales volume increased 11.8% for the quarter ended March 29, 1997 as compared to the same quarter last fiscal year. The Poultry segment's quarterly increase in net sales volume was primarily the result of a 6.0% increase in pounds of broiler products marketed and a 6.0% increase in average broiler selling prices. Poultry market prices for the quarter ended March 29, 1997 increased as compared to the same quarter last year due primarily to the slowdown in poultry industry expansion. The Poultry segment's net sales volume for the nine months ended March 29, 1997 was $1.2 billion as compared to $1.0 billion for the comparable period last year.

The Agri-Services segment's net sales volume of $170.2 million for the three month period ended March 29, 1997 increased approximately 20.3% or $28.8 million as compared to the same period a year ago. Net sales volume of $405.5 million for the nine months ended March 29, 1997 increased 26.0% as compared to the same period last fiscal year. Expansion of the Association's Cotton procurement and marketing operation represented the largest component of the increase in net sales volume. The Cotton Division's net sales volume for the quarter ended March 29, 1997 was $50.8 million as compared to $29.5 million in the comparable quarter a year ago. The increase in cotton net sales reflects the transition from a start-up operation in fiscal 1996. Farm supply store sales increased approximately 11% for the quarter ended March 29, 1997 as compared to the same period last year as a result of new store locations and favorable planting conditions during March 1997.

Net Operating Margins

The Association had net operating margins of $5.6 million for the quarter ended March 29, 1997 as compared to $2.0 million for the quarter ended March 30, 1996. The increase in net operating margins was primarily the result of the lower broiler operating losses and an increased patronage refund received from a fertilizer cooperative. The Poultry segment had net operating losses of $3.5 million for the three months ended March 29, 1997 as compared to net operating losses of $6.0 million in the same period last fiscal year. Feed ingredient costs for the three months ended March 29, 1997 increased 11.6% as compared to the same three month period a year ago. The impact of the increase in feed ingredient costs on margins was offset by higher average selling prices. Also, the reduction in the net operating loss was partially the result of increases in operating efficiency. Cash market prices for feed grains strengthened during the quarter ended March 29, 1997 as a result of weather related disruptions in the U. S. distribution system, increased demand for soybean products and lower world supplies of oilseeds.

The AgriServices segment had net operating margins of approximately $12.0 million for the three months ended March 29, 1997 as compared to $10.0 million in the comparable period last fiscal year. The Fertilizer Division received a patronage refund of $10.1 million from a major fertilizer cooperative during the quarter ended March 29, 1997. The net operating margin for the quarter ended March 30, 1996 reflected a patronage refund of $8.9 million. Also, slightly higher margins on farm supply sales contributed to the current quarter's net operating margin improvement.

Other Income (Deductions)

Interest income was $1.8 million for the quarter ended March 29, 1997 and March 30, 1996, respectively. Interest income primarily represents interest charged on crop loans and extended terms provided to retail patrons and customers of the Association.

Interest  expense  for the  three  months  ended  March 29,  1997 increased $1.2 million to $6.5 million as a result of increased borrowings necessary to fund the Association's capital expansion program and redemptions of patronage reserves.

Equity in earnings of partnership of approximately $1.0 million represented the Association's prorata share of Golden Peanut Company's net earnings for the quarter ended March 29, 1997. This compared to a $127,000 share of the partnership's loss for the same quarter a year ago.

Miscellaneous, net was $290,000 for the quarter ended March 29, 1997 as compared to $309,000 for the quarter ended March 30, 1996. Miscellaneous, net for the three months ended March 29, 1997 includes other patronage refunds in which the Association is a member and other dividends of $341,000 as compared to $181,000 for the same period a year ago. For the quarter ended March 29, 1997, miscellaneous, net reflected a $70,000 loss related to its ownership interest in a pecan processing and marketing company. For the quarter ended March 30, 1996, the Association recorded a $286,000 loss on this investment. During the current quarter, the Association recorded a $1.0 million loss on the purchase of subsidiary common stock. The loss reflects the excess of the purchase price over the book value of the shares purchased. Rental income of $519,000 was included in miscellaneous, net for the quarter ended March 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. In August 1996, the Association entered into a $250 million unsecured committed credit facility with nine commercial banks. The facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. At March 29, 1997, the Association had unused loan commitments of $98.0 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $124.8 million . In February 1997, the Association established a $125.0 million note purchase and private shelf agreement with an insurance company. Under this agreement, the Association sold $30 million of 7.60% Series A Senior Notes due February 11, 2012. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest and revolving credit agreements.

Covenants under the terms of loan agreements with lenders include conditions that could limit the short-term and long-term funds available from various external sources. The Association was either in compliance with all applicable conditions in loan agreements as of March 29, 1997 or has obtained waivers of compliance with such conditions from lenders.

Working  capital and  the current  ratio were $186.5  million and
1.47 to 1, respectively, at March 29, 1997, as compared to $184.5 million and 1.48 to 1, respectively, at June 29, 1996. Patrons equity at March 29, 1997 was $325.2 million as compared to $326.4 million at June 29, 1996. The decrease in patrons equity for the nine months ended March 29, 1997 was primarily due to the redemption of patronage reserves and the decline in net margins. Cash and cash equivalents were approximately $15.7 million at March 29, 1997. Net cash provided by operations reflected a $44.3 million seasonal decrease in receivables during the nine months ended March 29, 1997. Increased inventories reflected the increased cotton procurement activities in the current fiscal year. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, cash patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations and $100.5 million of borrowings, net of repayments.

For the nine months ended March 29, 1997, the Association's investment activities included $59.0 million in expenditures for property, plant and equipment, which were primarily related to expansion and improvements in the poultry operations and to a lesser extent the purchase of cotton ginning facilities. In December 1996, the Association paid $21.0 million to its members pursuant to the Judgment and Final Decree in the Windham case (See Note 5 of Notes to Consolidated Financial Statements).

The Association, including its non-cooperative subsidiaries, plans capital expenditures of approximately $120.0 million in 1997 primarily consisting of expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment facility improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance the planned 1997 capital expenditures with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed.

On January 13, 1997, the Board of Directors of Gold Kist adopted a resolution authorizing the officers of Gold Kist to negotiate with Golden Poultry Company, Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's Common Stock not currently owned by Gold Kist. Gold Kist owns approximately 10,902,000 shares or 75% of Golden Poultry's 14,623,813 outstanding shares. Those negotiations have been completed and an Agreement and Plan of Merger was executed on April 22, 1997 (the "Merger Agreement"), among the Association, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

Pursuant to the Merger Agreement, Gold Kist has agreed to pay $14.25 per share in cash for each outstanding share of Common Stock not already beneficially owned by Gold Kist. The Merger Agreement has been approved by the Boards of Directors of the Association and Golden Poultry Company, Inc.

but is expressly subject to the approval of a majority of the owners of the Golden Poultry Common Stock not owned by Gold Kist. All funds needed to acquire such shares of Common Stock will be obtained from Gold Kist's cash and cash equivalents and borrowings under some or all of existing credit facilities.

The Association believes cash on hand and cash equivalents at March 29, 1997 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1997.

                   PART II:  OTHER INFORMATION


Item 5.  Other Information

  Gold Kist has completed negotiations with Golden Poultry concerning a possible merger of Golden Poultry with a subsidiary of Gold Kist and has executed an Agreement and Plan of Merger on April 22, 1997 (the Merger Agreement ) with Golden Poultry Company, Agri International, Inc. and Golden Poultry Acquisition Corp. Gold Kist owns approximately 10,900,000 shares or 75% of Golden Poultry s 14,623,813 outstanding shares.

  Pursuant to the Merger Agreement, Gold Kist has agreed to pay $14.25 per share in cash for each outstanding share of Golden Poultry Common Stock not already beneficially owned by Gold Kist. All of such remaining shares of Golden Poultry Common Stock are publicly traded, and upon consummation of the purchase by Gold Kist, Golden Poultry will no longer have any shares of Common Stock trading in the public securities markets. The transaction will be effected by a merger (the Merger ), pursuant to which Golden Poultry Acquisition Corp., a wholly-owned subsidiary of Agri International, Inc. that has been formed specifically for this purpose, will be merged into Golden Poultry, with Golden Poultry as the surviving corporation. The Merger Agreement has been approved by the Boards of Directors of Golden Poultry and Gold Kist but is expressly subject to the approval of a majority of the owners of the Golden Poultry Common Stock not owned by Gold Kist.

  Golden Poultry has filed with the SEC and will send to all shareholders of Golden Poultry other than Gold Kist (the Public Shareholders ) a proxy statement, requesting that each such Public Shareholder vote in favor of the Merger Agreement and the transactions contemplated thereby. Under applicable state law and the Merger Agreement, approval of the Merger Agreement requires two affirmative shareholder votes: (i) a majority of the shares outstanding, which is assured because Gold Kist has agreed to cause its 75% of the shares to vote affirmatively; and
(ii) a majority of the shares held by the Public Shareholders. In addition to such vote requirements, Merger Agreement requires that certain conditions be satisfied prior to consummation of the Merger including, without limitation, that the investment advisors engaged by Gold Kist and by Golden Poultry with regard to the Merger shall have delivered, have reaffirmed, and not have withdrawn the fairness opinions delivered by such advisors in connection with the Merger. If the Merger has not been consummated by September 30, 1997, either Gold Kist or Golden Poultry may terminate the Merger Agreement. If the transactions contemplated by the Merger Agreement are consummated, Gold Kist will acquire the remaining Common Stock and Golden Poultry will become an indirect wholly-owned subsidiary of Gold Kist.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

     (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         March 29, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD KIST INC.
                                           (Registrant)

Date        May 13, 1997
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                    (Principal Executive Officer)


Date        May 13, 1997
                                         Walter F. Pohl, Jr.
                                             Controller
                                      (Chief Accounting Officer)




                                                          Page 11


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit

        Designation of Exhibit
            in this Report         Description of Exhibit

                 27                Financial Data Schedule

   (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
        March 29, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GOLD KIST INC.
                                              (Registrant)

Date        May 13, 1997                /s/ Gaylord O. Coan
                                            Gaylord O. Coan
                                        Chief Executive Officer
                                    (Principal Executive Officer)


Date        May 13, 1997               /s/ Walter F. Pohl, Jr.
                                           Walter F. Pohl, Jr.
                                               Controller
                                      (Chief Accounting Officer)