Form 10-K
period 1997-06-28
GOLD KIST INC
filed 1997-09-25
CIK 215994

______________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.


                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 1997
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


______________________________________________________________


                        TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties) . . . .            1

 2.  Properties  . . . . . . . .. . . .           11

 3.  Legal Proceedings . . . . . . . .            11

 4.  Submission of Matters to a
     Vote of Security Holders . . . . . .         11

 5.  Market for Registrant's Common
     Equity and Related Stockholder Matters       11

 6.  Selected Financial Data  . . . . .           12

 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. .      13

 8.  Financial Statements and
     Supplementary Data . . . . . . . . . .       18

 9.  Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure  . . . . . . . . . .              40

10.  Directors and Executive Officers
     of the Registrant  . . . . . .               40

11.  Executive Compensation  . . . . . . .        43

12.  Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . .            46

13.  Certain Relationships and
     Related Transactions. . . . . . . . .        46

14.  Exhibits, Financial Statement
     Schedules, and Reports on Form 8-K           47

                                   - i -

                         GOLD KIST INC.

      ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 28, 1997

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

            Gold Kist serves approximately 31,000 active farmer members located principally in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

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

            Agriculture is generally cyclical in nature. Commodities marketed by Gold Kist on behalf of its members are subject to fluctuations in price, based on supply of the farm commodities and demand for the raw or processed products. Commodity prices are also sensitive to interest rates, with high rates generally tending to depress market prices, and to worldwide economic and political factors. In addition, a portion of Gold Kist's business is dependent on the demand of farmers for the purchase of products, which is influenced by the general farm economy and the success of particular crops.

            Gold Kist's business is conducted in two industry segments. See Note 10 of Notes to Consolidated Financial Statements. The Poultry segment conducts broiler production operations, providing both marketing and purchasing services to its cooperative patrons. The Agri-Services segment purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, that segment operates pork production operations, serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain and is engaged in the purchase, sale, processing and storage of cotton. Gold Kist is also a partner in a major peanut processing and marketing business and in a pecan processing and marketing business and participates as a member of limited liability companies which are engaged in the production and sale of hogs and of fertilizer ingredients.



                             POULTRY

Broilers

            Gold Kist conducted its poultry operations in fiscal 1997 through six Gold Kist cooperative broiler divisions, through its former 75% majority-owned public subsidiary, Golden
Poultry Company, Inc. ("Golden Poultry"), and through its former partnership interest in Carolina Golden Products
Company ("Carolina Golden"). Gold Kist acquired the remaining interests in Golden Poultry and Carolina Golden in September
1997 and will conduct the operations of those companies subsequently as cooperative broiler divisions of Gold Kist.
See Note 11 of Notes to Consolidated Financial Statements.

            Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one of Gold Kist's decentralized broiler complexes. Each Gold Kist decentralized broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, sales and accounting office(s), and transportation facilities. The six complexes operated as Gold Kist facilities in fiscal 1997 are headquartered in Boaz and Cullman, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. The broiler growers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing and marketing services for the broilers grown.

            Effective September 1997, the operations of Golden Poultry and Carolina Golden were included in Gold Kist cooperative poultry operations. The former Golden Poultry integrated poultry processing complexes are in Russellville, Alabama, Douglas, Georgia, and Sanford and Siler City, North Carolina. Each of these complexes contracts for poultry production with broiler growers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities. The former Carolina Golden integrated poultry processing complex is located in Sumter, South Carolina, and produces value-added and further processed poultry products. This complex contracts for poultry production with broiler growers and includes a hatchery, feed mill, processing plant and management, sales and accounting office, and transportation facilities.

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

            Broiler products are marketed directly from the processing plant in each broiler complex. Some packaged products are marketed from the Atlanta headquarters. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are five separate distribution facilities located in Florida, Tennessee, Ohio and Kentucky. The former Golden Poultry operations include two separate distribution facilities in Siler City, North Carolina, and Pompano Beach, Florida. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

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

            The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. As an integral part of its feed ingredient purchasing strategy, Gold Kist attempts to limit the effects and risk of fluctuations in feed ingredient costs (i.e., corn and soybean meal) through varying amounts of commodity trading transactions in the agricultural commodity futures and options market. Commodity trading transactions, which are a common industry practice, have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cost as a result of these changes as compared to cost in the cash market. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements. See Note l
(c) of Notes to Consolidated Financial Statements.

            The poultry industry has also traditionally been subject to seasonality in demand and pricing. Generally, the price and demand for poultry products peaks during the summer months and declines to lower levels during the winter months of November, December, January and February. Gold Kist broiler prices and sales volume follow the general seasonality of the industry.

            The following table shows the amount and percentage of Gold Kist's net sales volume contributed by sales of broiler products for each of the years indicated.

                             Fiscal Year Ended (000's Omitted)



                        July 1,         June 29,        June 28,
                          1995             1996           1997
Broiler Products

Volume                $1,226,104      $1,380,649           $1,618,157
Percentage (%)              72.6            70.6           70.7

                          AGRI-SERVICES

  Gold Kist purchases, manufactures and processes fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products are distributed through approximately 98 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain.

Retail Stores

  The Gold Kist retail store operation is conducted in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi,
South Carolina and Texas.

  The typical Gold Kist store is a complete farm supply center offering for sale many types of feeds, animal health products, fertilizers, pesticides, seeds, farm supplies and equipment. It also offers services such as precision farming, customized fertilizer spreading, field mapping, soil testing, insect scouting, and agronomic and animal nutrition advice. Gold Kist purchases most of the farm supplies distributed from various manufacturers.

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

  Luker Inc., a steel fabrication company located in Augusta, Georgia, and a wholly-owned subsidiary of Gold Kist, manufactures steel equipment such as poultry processing equipment, storage bins, elevators and conveyor systems.

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

  Gold Kist is a member of CF Industries, Inc., a cooperative owned by regional cooperatives, which produces and supplies fertilizer materials to its members. For the fiscal year ended June 28, 1997, Gold Kist purchased approximately 39% of its fertilizer materials and products at market prices from CF Industries. The remaining fertilizer materials and products were purchased from more than 50 other suppliers.

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

  Gold Kist distributes agricultural and specialty chemicals, including pesticides, growth regulators and surfactants which it purchases from approximately 50 chemical manufacturers. Competition for sales of agricultural chemicals is primarily on the basis of price and service since most retailers have access to the same inventory of products produced by the major manufacturers. Gold Kist also provides aerial application of fertilizer for forestry customers and ground application of fertilizer and chemicals for turf customers. The Association is also a participant in a limited liability company which manufactures and sells fertilizer ingredients.

  The following table shows the amount and percentage of Gold Kist's net sales volume contributed by sales of fertilizer and chemical products for each of the years indicated.

                           Fiscal Year Ended (000's Omitted)

                        July 1,         June 29,     June 28,
                         1995             1996         1997
Fertilizer
and Chemicals

Volume                  $268,625         $306,247     $325,563
Percentage (%)              15.9             15.7         14.2

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

            In the fiscal year ended June 28, 1997, Gold Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produces and markets approximately 200 different feeds, including custom blended feeds and feeds containing various medications. Pro Balanced is a dairy feed sold through a special program which includes survey and analysis of feed ingredients needed for a particular herd. Gold Kist also markets dog food under the Pay Day , Pro Balanced and Performance Plus trademarks through independent dealers, under the Gold Kist and Pro
Balanced trademarks through Gold Kist retail stores, and under the Gold Kist and Top Notch trademarks through grocery wholesalers and retail chain stores. Pro Balanced cat food is also marketed through independent dealers, Gold Kist stores and grocery wholesalers and retail chain stores. Pro
Balanced, Pay Day, Gold Kist, Top Notch, and Performance Plus are registered trademarks of Gold Kist. Aquaculture feed products, primarily feed for commercial fish farming operations, also form a significant portion of Gold Kist's feed business.

            Feed ingredients are purchased in the marketplace from many sources, including major grain companies. Feed formulation is based on the cost of various alternative ingredients in a given week. Feed ingredients are normally purchased for several weeks production; corn is purchased in fifteen-rail car units.

            Approximately forty percent of the feed sold is delivered in bulk form directly from the feed mill to the farm; the remainder is sold in bag form. Gold Kist operates a fleet of trucks, including feed tankers, for the delivery of feed.

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

Pork

            Gold Kist markets hogs raised by producers in Alabama and Georgia. Feeder pigs are furnished to members who raise them, using Gold Kist feed and medicines, to produce hogs for marketing. Feeder pigs are either raised by Gold Kist members and marketed through Gold Kist to the market hog growers, raised for Gold Kist by non-member independent contractors or purchased by Gold Kist in the marketplace. The Association also has entered into a joint venture arrangement with another regional cooperative association in the form of a limited liability hog sales and production company. Gold Kist will raise and provide young pigs for the venture.

            Live market hogs are marketed by Gold Kist in the Southeastern United States to processors of pork products, primarily on a competitive bid basis in the states of Alabama, Georgia and Mississippi. Management believes that customers are favorably impressed by the quality of its market hogs which is principally due to superior breeding stock and management grow-out techniques employed by Gold Kist. Gold Kist competes with other major national producers and smaller individual producers, primarily on a regional basis in the Southeastern United States.

Cotton

            Cotton ginning and storage facilities are operated at Statesboro, Morven, Byromville and DeSoto, Georgia, and
Bishopville, South Carolina. A central storage warehouse is operated in Moultrie, Georgia. The Association provides ginning and storage services to members and non-members and markets cotton purchased from members and non-members to domestic and foreign textile mills.

Seed Marketing

            AgraTech Seeds, Inc. ("AgraTech Seeds"), a wholly-owned subsidiary of Gold Kist, owns and operates a seed business, which consists of the development, contract production, processing and sale primarily of proprietary seed varieties.
AgraTech Seeds distributes approximately 50 varieties of seeds. Seed is marketed by AgraTech Seeds at wholesale to seed retailers, including Gold Kist stores and independent seed retail outlets in the Southeast and the Midwest.
AgraTech Seeds licenses certain seed dealers, including Golden
Peanut Company, to sell its proprietary peanut varieties "GK
7", "GK 7 Hi-Oleic", "AgraTech 108", "AgraTech 120" and
"ViruGard"TM, and receives a royalty on licensed sales.
AgraTech Seeds contracts with farmers for the production of seed. Careful control is required to maintain the purity of varieties. Quality and name recognition play a large role in competition for sales of seed.

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

                          EXPORT SALES

            Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 28, 1997, the approximate export sales volume of the primary export product line (poultry) was $81.7 million. During that period, export sales of poultry were mainly to customers in Russia, Eastern Europe, the Far East, South Africa, Central and South
America and the Caribbean area.

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

Poultry

            The seven poultry processing plants operated as Gold Kist facilities in fiscal 1996 are located at Boaz, Trussville and Guntersville, Alabama; Athens, Ellijay and Carrollton,
Georgia; and Live Oak, Florida. These plants have an aggregate weekly processing capacity of approximately
8,830,000 broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Scottsboro, Alabama;
and Blaine, Bowdon, Calhoun, Commerce, Carrollton, and Talmo,
Georgia; and Live Oak, Florida. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 1,040,000 chicks. Additionally, Gold Kist operates seven feed mills to support its poultry operations;
the mills have an aggregate annual capacity of approximately
3.3 million tons and are located in Guntersville and Jasper, Alabama; Calhoun, Cartersville, Commerce, and Waco, Georgia;
and Live Oak, Florida.

            The four former Golden Poultry poultry processing plants are located in Douglas, Georgia, Sanford and Siler City, North Carolina, and Russellville, Alabama. The Douglas plant has a weekly processing capacity of approximately 1,300,000 broilers on two shifts; the Sanford and Russellville plants have weekly processing capacities of approximately 850,000 broilers on two processing shifts; and the Siler City plant has a weekly processing capacity of 630,000 chickens on two shifts. These plants are supported by hatcheries in Siler City and Staley, North Carolina (with a hatch capacity of 1,505,000 chicks per week), Douglas, Georgia (with a hatch capacity of approximately 1,350,000 chicks per week), and Russellville, Alabama (approximately 1,250,000 chicks per week).
Additionally, Golden Poultry feed mills at Ambrose, Georgia,
Bonlee and Staley, North Carolina, and Pride, Alabama, have an aggregate annual capacity of 1,615,000 tons.

            The former Carolina Golden processing plant in Sumter, South Carolina has a weekly processing capacity of 1,400,000 broilers on two processing shifts. The Sumter plant is supported by a hatchery in Sumter, South Carolina with a hatch capacity of approximately 1,400,000 chicks per week. The former Carolina Golden feed mill at Sumter, South Carolina has an annual capacity of 338,000 tons.

            The Association operated six separate distribution centers in fiscal 1997 as Gold Kist facilities in its sales and distribution of poultry products: Tampa and Crestview, Florida; Chattanooga and Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio. The former Golden Poultry distribution facilities are in Pompano Beach, Florida, and Siler City, North Carolina.

Agri-Services

            In its retail store operations, Gold Kist operates Gold Kist stores at 23 locations in Alabama, one location in Arkansas, 5 locations in Florida, 42 locations in Georgia, one location in Louisiana, 6 locations in Mississippi, 14 locations in South Carolina and 6 locations in Texas.

            For its fertilizer and chemicals business, the Association operates five fertilizer plants at Clyo and Cordele, Georgia, Athens and Hanceville, Alabama, and Greenville, Mississippi, and bulk chemical storage facilities at Moultrie, Georgia and Bishopville, South Carolina. Gold Kist utilizes chemical storage and distribution facilities at Alcolu, South Carolina, Lawrenceville and Sylvester, Georgia; Hanceville, Alabama, Greenville, Mississippi; and Carrollton, Lubbock and Buda, Texas; and Pensacola and Riviera Beach, Florida; and fertilizer distribution terminal facilities at Pine Bluff, Arkansas, Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Memphis, Tennessee. Forestry fertilizer application headquarters facilities are maintained at Tifton, Georgia.

            For its pet food, feed and pork operations, Gold Kist operates four feed mills with an aggregate annual capacity of approximately 470,000 tons. The mills are located at Guntersville, Alabama; Flowery Branch and Valdosta, Georgia;
and Gaston, South Carolina.

            Gold Kist operates five pork production centers. These production facilities include a pork production center at Cartersville, Georgia; a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

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

            For its grain procurement and storage operations, Gold Kist operated 25 owned facilities and 3 leased facilities in Alabama, Florida, Georgia and South Carolina in fiscal 1997.
The facilities have an aggregate storage capacity of approximately 7 million bushels.

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

            The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June
30, 2004); poultry distribution facilities at Tampa, Florida
(lease expires May 14, 2000) and Nashville (lease expires
December 31, 1997) and Chattanooga (terminable upon 30 days notice) Tennessee; Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); Athens, Georgia, poultry processing plant vehicle parking area (lease expires
February 29, 2001); Anadarko, Oklahoma peanut cold storage facility (lease expires April 30, 2010; subleased to Golden
Peanut Company); and retail store facilities at Byromville
(lease expires March 15, 1999), Canton (lease expires October
31, 1997), Camilla (terminable upon 30 days' notice), DeSoto
(lease expires March 15, 1999), and Oglethorpe (lease expires
March 15, 1999), Georgia; Brundidge (terminable upon 30 days notice), Danville (lease expires January 31, 2002), Geraldine
(lease expires January 31, 1998), Jasper (lease expires May
31, 2002), and Russellville (lease expires October 14, 1997),
Alabama; Bennettsville (lease expires November 30, 1997),
Lexington (lease expires September 30, 1997), Newberry (lease continues on a month-to-month basis) and Sumter (lease expires
March 31, 2002) South Carolina. Forestry fertilizer application headquarters facilities are leased at Tifton, Georgia (lease expires June 15, 1999). Chemical storage and distribution facilities are leased at Greenville, Mississippi
(lease expires November 30, 1999); Buda (lease expires
February 1, 1999) and Carrollton (lease expires March 31,
1999), Texas; Pensacola (lease expires January 5, 1998), and
Riviera Beach (lease expires November 30, 1997), Florida and fertilizer storage and distribution space is also leased on a continuing as needed basis at terminals in Pine Bluff, Arkansas; Bainbridge and Brunswick, Georgia; Fayetteville,
Morehead City, and Wilmington, North Carolina; Charleston,
South Carolina; and Memphis, Tennessee.

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

                         HUMAN RESOURCES

            Gold Kist has approximately 17,500 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,200 employees who are covered by collective bargaining agreements.
Employee relations are considered to be generally satisfactory.

                        PATRONAGE REFUNDS

            The By-Laws of Gold Kist provide that Gold Kist shall operate on a cooperative basis. After the close of each fiscal year, the net taxable margins of Gold Kist for that year from business done with or for member patrons (patronage margins) are computed and, after deductions for a reasonable reserve for permanent non-allocated equity and after certain adjustments, these margins are distributed to members as patronage refunds on the basis of their respective patronage (business done with or through the Association) during that year. Upon the determination of the total patronage refund for any fiscal year, this amount is allocated among the several operations of Gold Kist or one or more groups of such operations, as determined by the Board of Directors in light of each operation's or group's contribution for the year.

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

            The deduction for unallocated reserves and retention of allocated reserves provide means whereby the current and active members of Gold Kist may finance the Association's continuing operations. Each fiscal year, the members are notified by Gold Kist of the amounts, if any, by which their equity accounts have been credited to reflect their allocated, but undistributed, portion of the patronage refunds.
Allocated reserves may be retired and distributed to members only at the discretion of the Board of Directors in the order of retention by years, although the Board may authorize the retirement of small aggregate amounts (not in excess of $100.00) of reserves or the retirement of reserves in individual cases without regard to how long they have been outstanding. Allocated reserves bear no interest and are subordinate in the event of insolvency of the Association to outstanding patronage dividend certificates and to all indebtedness of Gold Kist.

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


Item 6.     Selected Financial Data.


                     SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 28, 1997 and "Consolidated Balance Sheet Data" as of June 26, 1993, June 25, 1994, July 1, 1995, June 29, 1996 and June 28,
1997 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries, which have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of June 29, 1996 and June 28, 1997 and for each of the years in the three-year period ended June 28, 1997, and the report thereon of KPMG Peat Marwick LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report, which refers to a change in accounting for certain investments in debt and equity securities, included elsewhere herein.

                                                        For Fiscal Years Ended (000's omitted)
                                              June 26,    June 25,     July 1,    June 29,    June 28,
Consolidated Statement of Operations Data:      1993        1994        1995        1996        1997

Net sales volume  . . . . . . . . . . .      $1,400,566   1,561,034   1,688,537   1,955,569  2,289,044

Interest expense  . . . . . . . . . . .      $   17,163      13,924      17,525      21,065     26,951

Margins before cumulative effect
   of accounting changes  . . . . . . .      $   27,238      34,065      11,751      37,032     11,890

Cumulative effect of changes in accounting
   for income taxes (A) . . . . . . . .      $     -          5,339        -           -          -

Net margins . . . . . . . . . . . . . .      $   27,238      39,404      11,751      37,032     11,890

                                                               As of (000's omitted)
                                              June 26,    June 25,     July 1,    June 29,    June 28,
Consolidated Balance Sheet Data:                1993        1994        1995        1996        1997

Working capital . . . . . . . . . . . .      $  140,629     139,847     146,585     184,457    209,269

Total assets  . . . . . . . . . . . . .      $  665,102     716,432     821,637     975,960  1,119,836

Long-term liabilities . . . . . . . . .      $  152,792     144,992     178,777     233,291    310,053

Total liabilities . . . . . . . . . . .      $  354,889     394,754     482,675     621,378    745,303

Patrons' and other equity (B) . . . . .      $  285,620     296,662     314,990     326,410    346,075

Current ratio . . . . . . . . . . . . .            1.70        1.56        1.48        1.48       1.48

Ratio of long-term liabilities to
   total capitalization . . . . . . . .      %    34.85       32.83       36.21       41.68      47.25


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

   As with other perishable commodity businesses, the integrated poultry industry has demonstrated a cyclical nature with varying levels of profits, and to a lesser extent, losses over its thirty-six year history. Although the industry has been profitable since 1983 with the exception of brief periods during 1992 and 1996, net margins have varied from year to year in response to market fundamentals. The following addresses the various factors that have influenced poultry industry profitability during the past five years. Increased market prices in 1993 and 1994 were the result of a general economic recovery in the United States and increased demand for poultry products. During 1995, broiler market prices declined due to the large supply of competing meats, such as beef and pork, and the continuation of broiler industry expansion. During 1996, broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that reduced meat production in the summer of 1995, as well as lower than expected industry expansion and increased exports. Average market prices for broilers during 1997 remained at relatively high levels as compared to historical averages. However, during the May-June 1997 period, market prices declined below 1996 levels as a result of the increase in industry production. Export prices for broiler leg-quarters declined substantially in 1997 as a result of disruptions in the Russian markets. According to USDA estimates, the supply of broilers is expected to increase at a 4.5% rate in 1997 and a 6.0% rate in 1998 as compared to the 6.3% average annual increase between 1993 and 1996. Generally, feed grain costs represent approximately fifty percent of total broiler production costs. Feed ingredient prices declined in 1993 as a result of the record 1992 U.S. corn crop. In 1994, feed ingredient prices increased substantially as a result of the reduced corn harvest in 1993. As a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994, market prices for feed ingredients declined in 1995. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 harvest and strong export demand. During 1997, average cash market prices for corn declined 14% as a result of the favorable 1996 harvest. However, soybean meal average cash market prices increased approximately 26% for 1997 as compared to 1996 as a result of strong demand and lower carryover stocks.

   The Association believes that feed ingredient costs at levels in excess of cash market prices during the first half of fiscal 1998 will likely result in a reduction in gross margins for such period. The increase in feed ingredient costs and the resultant impact on net margins is primarily attributable to the Company's forward purchasing and hedging strategies. See Note 1(c) of Notes to Consolidated Financial Statements.

   Historically, weather has had a significant impact on the farm economy and the operating results of the Association. Wet weather conditions in the Southeast during the 1993 spring planting season reduced corn and peanut acreage and were followed by early summer drought conditions. These inclement weather factors had a negative impact on 1993 Agri-Services operating results. Flooding in the Midwestern United States during the summer of 1993 severely impacted the domestic grain harvest and boosted feed ingredient prices to near record levels. Hot, dry weather conditions in the late summer of 1993 damaged pastures in the Southeast, which resulted in increased sales of agricultural products in 1994. In addition, favorable spring weather conditions contributed to increased planting activity in 1994. In 1995, generally favorable spring weather conditions in the Southeast contributed to increased sales of agricultural inputs in the Association's primary retail sales area. However, wet weather conditions in the Delta and Midwest regions of the U.S. negatively impacted market prices for corn, seed and certain fertilizers in areas where these products are sold through independent dealers and four of the Association's retail stores. Inclement weather conditions in the summer of 1995 reduced the Southeastern cotton, peanut and corn harvest, which negatively affected farm income. The weather reduced 1995 grain harvest in the Midwestern U.S. boosted farm commodity prices; thus contributing to increased spring 1996 plantings in the Southeast and Delta regions. Also, favorable spring weather contributed to the increase in sales of agricultural inputs in 1996. Favorable weather conditions during the summer of 1996 contributed to plentiful cotton, peanuts and grain harvests in the United States. Cool wet weather conditions during the spring of 1997 contributed to delayed plantings in the Southeast and reduced plantings in the Mississippi-Delta region.

   Export sales for 1995, 1996 and 1997 were $70.1 million, $100.1 million and $96.4 million, respectively. In 1996, export sales increased primarily as a result of the demand for poultry from Russian and Asian markets. During 1997, export sales declined as a result of lower market prices for poultry. Export sales for 1997 reflected increases in cotton sales. Export sales of poultry products will be influenced by credit availability to foreign countries, political and economic stability, particularly in Russia, Eastern Europe and Mexico.

   The Association's operations are classified into two reportable business segments. See Note 10 of Notes to Consolidated Financial Statements. The discussion of results of operations relates the effects of these significant economic factors on those segments for each of the years in the three-year period ended June 28, 1997.


                             Results of Operations


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

   The Poultry segment had net sales of $1.4 billion for 1996, an increase of 12.5% or $153.6 million as compared to 1995. The increase in net sales was due primarily to a 5.0% increase in average selling prices and a 7.5% increase in pounds of poultry sold. Market prices for poultry products strengthened in 1996 as a result of lower-than-expected U.S. broiler production and strong export demand for poultry products. The increase in pounds sold was due to changes in product mix requiring larger broilers for the production of deboned poultry products. Poultry segment's net margins from operations for 1996 were $70.0 million as compared to $37.5 million for 1995. The increase in net margins was due primarily to higher selling prices for poultry products, which was partially offset by increased feed ingredient costs. Although average cash commodity prices for feed grains, such as corn and soybean meal increased 59% and 30%, respectively, in 1996 as compared to 1995, the Association's forward purchasing and hedging strategies resulted in a relatively modest 8% increase in feed ingredient costs for 1996.

   The Agri-Services segment's 1996 net sales volume of $569.1 million increased 24.9% or $113.4 million as compared to 1995. The increase in net sales volume was due primarily to the marketing of Southeast cotton, as well as increased sales of fertilizers, chemicals and seeds through the Association's retail stores. A substantial portion of the agricultural sales increase was attributed to facilities acquired in the Mississippi-Delta region in 1995. The Agri-Services segment's net margins from operations for 1996 were $10.3 million as compared to $5.0 million for 1995. The increase was due primarily to patronage refunds from other cooperatives that totaled $9.3 million for 1996 as compared to $3.9 million in 1995. A substantial portion of the patronage refunds were distributed by a major fertilizer cooperative. The Retail Store Division had lower net operating margins in 1996 as a result of losses in the Mississippi-Delta operations acquired in 1995. The Agri-Services segment's net margins from operations reflects a $2.1 million net loss from an agricultural equipment manufacturing operation that was sold in 1996. In 1996, the Pork Division had a net operating margin of $240,000 as compared to a $3.7 million net loss for 1995.

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

   Fiscal 1997 Compared to Fiscal 1996

   For 1997, net sales volume of $2.3 billion represented a 17.1% or $333.5 million increase as compared to 1996. Net margins from operations, before general corporate expenses and other deductions, were $27.6 million for 1997 as compared to $80.3 million for 1996. The decline in net margins from operations was primarily the result of lower margins in the Poultry segment.

   The Poultry segment had net sales of $1.6 billion for 1997, which represented a 17.5% or $243.2 million increase as compared to 1996. An 11.5% increase in pounds of poultry sold and a 6.0% increase in average selling prices contributed to the increase in net sales for 1997. The increase in poultry products market prices was due to the reduction in the rate of industry growth as compared to prior years. The increase in pounds sold during 1997 reflected the Association's acquisition of its twelfth processing facility in July 1996 and changes in product mix. The Poultry segment's net margins from operations for 1997 were $17.4 million as compared to approximately $70.0 million in 1996. The decline in net margins was due to a 28.0% increase in feed ingredient costs for 1997, which was partially offset by the 6.0% increase in average selling prices for poultry products. As a result of the Association's forward purchasing and hedging strategies, feed ingredient costs for 1996 were below market prices for corn and soybean meal. In 1997, the Association's feed ingredient costs reflected the increase in market prices for corn and soybean meal.

   The Agri-Services segment's 1997 net sales volume of $659.3 million represented a 15.9% or $90.3 million increase over 1996. The sales volume increase was due primarily to the growth in the procurement and marketing of cotton and to a lesser extent increased sales of agricultural chemicals and fertilizers. Net margins from operations in the Agri-Services segment for 1997 were $10.2 million as compared to $10.3 million for 1996. Net margins for 1997 were positively impacted by increased cotton marketing margins and to a lesser extent increases in Pork Division net margins. These improvements were partially offset by increased losses in retail store operations, which were primarily due to continuing operational problems in the Mississippi-Delta region. Higher feed ingredient costs contributed to net losses on commercial feeds for 1997. Net margins for 1997 reflected $10.3 million in patronage refunds from other cooperatives as compared to $9.3 million in 1996. A substantial portion of the refunds for 1996 and 1997 were distributed by a major fertilizer cooperative. The Agri-Services segment's net margins for 1996 reflected a $2.1 million loss associated with an agricultural equipment manufacturing operation that was closed in 1996.

   Distribution, administrative and general expenses for 1997 and 1996 were $167.7 million and $155.7 million, respectively. The $12.0 million increase primarily reflects the growth in operations.

   The various components included in other income (deductions) represented a deduction of $5.5 million for 1997 as compared to $6.3 million for 1996. Interest income of $13.3 million for 1997 increased $3.4 million primarily as a result of interest income related to a favorable tax litigation decision. Interest expense for 1997 was $27.0 million as compared to $21.1 million in 1996. The increase was due to a 31% increase in average borrowings. Equity in earnings of partnership represents the Association's 33 1/3% pro rata share of the Golden Peanut Company's 1997 earnings. See Note 9(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1997 includes a $1.2 million loss on the purchase of subsidiary common stock. Miscellaneous, net for 1997 and 1996 includes a $992,000 loss representing the Association's equity in the loss of a pecan processing and marketing enterprise. In 1996, the Association's recognized earnings of $1.0 million related to this investment. Net rental income of approximately $2.0 million and $1.8 million, respectively, was included in miscellaneous, net for 1997 and 1996.

   In 1997 and 1996, the Association's combined federal and state effective income tax rates were (33%) and 33%, respectively. The effective tax rate for 1997 reflects a $5.2 million income tax benefit related to a Circuit Court of Appeals decision in the Association's favor. See Note 6 of Notes to Consolidated Financial Statements.


                              Financial Condition


Liquidity and Capital Resources

   The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. The Association has a $250 million unsecured committed credit facility with nine commercial banks that includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. In 1997, the Association established a $125 million note agreement with an insurance company and a bank commitment for a $50 million term loan. At June 28, 1997, the Association had unused loan commitments of $218.6 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating $94.5 million. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest, revolving credit agreements and a term loan commitment. See Note 4 of Notes to Consolidated Financial Statements.

   Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1, the ratio of senior funded debt to total capitalization not to exceed 40% and total funded debt to total capitalization not to exceed 50%. At June 28, 1997, the Association's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.48:1, 34% and 44%, respectively. At June 28, 1997, the Association was in compliance with the agreements. See Note 4 of Notes to Consolidated Financial Statements.

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

   During 1996, the uses of cash included capital expenditures of $74.3 million and $28.6 million for repayments of long-term debt, as well as increases in operating assets. Increases in inventories reflected the impact of higher feed ingredient prices on raw materials and live poultry and hog inventories and the increase in poultry prices on marketable products inventories. Increased receivables were primarily the result of increases in crop financing provided to producers and the growth in retail store sales. The Association's expansion into cotton procurement and marketing contributed to the increase in operating assets. The funds for these operating activities were provided by borrowings of $131.5 million. Capital expenditures for 1996 included $54.9 million for expansion and improvements in the poultry operations and $18.6 million in expenditures to acquire retail operations and construct cotton ginning and warehousing facilities.

   In 1997, the uses of cash included $76.9 million for capital expenditures, $55.7 million for long-term debt repayments and $30.0 million for patronage refunds and other equity payments. In addition, cash uses included the funding of increases in operating assets, such as inventories, receivables and commodities margin deposits. During 1997, increases in inventories and receivables primarily reflected the growth in poultry and cotton operations. The increase in commodities margin deposits was the result of corn and soybean futures contracts and the related unrealized losses associated with these positions at June 28, 1997. See Note 1(c) of Notes to Consolidated Financial Statements. The funds for these activities were provided by borrowings of $182.8 million. During 1997, capital expenditures included $65.7 million for expansion and improvements in poultry operations and $10.8 million to acquire retail and cotton operations.

   In September 1997, the Association acquired the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that it did not already own. The cost to acquire the outstanding shares and the fees and expenses incurred or to be incurred in connection with the merger are approximately $55.1 million. The Association used a term loan and its unsecured committed credit facility to fund the stock purchase. See Note 11 of Notes to Consolidated Financial Statements.

   The Association plans capital expenditures of approximately $90.0 million in 1998 that primarily include expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1998 capital expenditures with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1998, management expects cash expenditures to approximate $4.0 million for equity distributions. The Association believes cash on hand and cash equivalents at June 28, 1997 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1998.

Important Considerations Related to Forward-Looking Statements

   It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, weather, the growth rate of the market for the Company's products and services, the availability of raw inputs, global political events, the ability of the Association to implement changes in sales strategies and organization on a timely basis, the effect of competitive products and pricing, and seasonal revenues, as well as a number of other risk factors which could effect the future performance of the Association.

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



            Item 8.    Financial Statements and Supplementary Data.


                                     INDEX

                                                                          Page
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Reports . . . . . . . . . . . . . . . . . .          20

Consolidated Balance Sheets as of June 29, 1996 and June 28, 1997          22
Consolidated Statements of Operations for the years ended
 July 1, 1995, June 29, 1996 and June 28, 1997  . . . . . . . . .          23
Consolidated Statements of Patrons' and Other Equity for the
 years ended July 1, 1995, June 29, 1996 and June 28, 1997  . . .          24
Consolidated Statements of Cash Flows for the years ended
 July 1, 1995, June 29, 1996 and June 28, 1997  . . . . . . . . .          25
Notes to Consolidated Financial Statements. . . . . . . . . . . .          26

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

FINANCIAL STATEMENT SCHEDULE:

Valuation Reserves for the years ended July 1, 1995, June 29, 1996
 and June 28, 1997  . . . . . . . . . . . . . . . . . . . . . . .         48



                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 29, 1996 and June 28, 1997, and the related consolidated statements of operations, patrons' and other equity, and cash flows for each of the years in the three-year period ended June 28, 1997 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company and Subsidiaries, a partnership investment accounted for using the equity method of accounting, as described in Note 9(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company and Subsidiaries, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company and Subsidiaries, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 29, 1996 and June 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in notes 1 and 9(a) to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1995.


                                    KPMG Peat Marwick LLP


Atlanta, Georgia
September 5, 1997


                        REPORT OF INDEPENDENT AUDITORS



Partnership Committee
Golden Peanut Company

    We have audited the consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") as of June 30, 1996 and 1997, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended June 30, 1997 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company and Subsidiaries at June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                                Ernst & Young LLP


Atlanta, Georgia
August 29, 1997, except for
Note 11 as to which the
date is September 5, 1997


                                            GOLD KIST INC.

                                      CONSOLIDATED BALANCE SHEETS

                                        (Amounts in Thousands)

                                                                        June 29, 1996    June 28, 1997
                                                ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .           $ 20,562           17,921
 Receivables, principally trade, including notes receivable of
   $68.9 million in 1996 and $73.2 million in 1997, less
   allowance for doubtful accounts of $7,726 in 1996 and
   $8,836 in 1997 . . . . . . . . . . . . . . . . . . . . . . . .            242,411          250,359
 Inventories (note 2)   . . . . . . . . . . . . . . . . . . . . .            270,367          295,977
 Commodities margin deposits  . . . . . . . . . . . . . . . . . .             21,397           56,570
 Other current assets   . . . . . . . . . . . . . . . . . . . . .             17,807           23,692

   Total current assets . . . . . . . . . . . . . . . . . . . . .            572,544          644,519
Investments (note 9)  . . . . . . . . . . . . . . . . . . . . . .            104,728          132,683
Property, plant and equipment, net (note 3) . . . . . . . . . . .            255,728          295,174
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             42,960           47,460
                                                                            $975,960        1,119,836


                                        LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of long-term debt (note 4):
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . .           $112,800          178,900
   Subordinated loan certificates . . . . . . . . . . . . . . . .             30,574           36,466
   Current maturities of long-term debt . . . . . . . . . . . . .             27,089           15,188
                                                                             170,463          230,554
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . .            126,340          149,347
 Accrued compensation and related expenses  . . . . . . . . . . .             32,590           30,761
 Patronage refund and other equity payable in cash  . . . . . . .             24,043             -
 Interest left on deposit (note 4)  . . . . . . . . . . . . . . .             12,119           11,396
 Other current liabilities  . . . . . . . . . . . . . . . . . . .             22,532           13,192
   Total current liabilities  . . . . . . . . . . . . . . . . . .            388,087          435,250
Long-term debt, excluding current maturities (note 4) . . . . . .            188,948          256,039
Accrued postretirement benefit costs (note 7(b))  . . . . . . . .             40,271           43,683
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .              4,072           10,331
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . .            621,378          745,303

Minority interest (note 11) . . . . . . . . . . . . . . . . . . .             28,172           28,458

Patrons' and other equity (note 5):
 Common stock, $1.00 par value - Authorized 500 shares;
   issued and outstanding 36 in 1996 and 32 in 1997 . . . . . . .                 36               32
 Patronage reserves   . . . . . . . . . . . . . . . . . . . . . .            209,140          203,988
 Unrealized gain on marketable equity security (note 9(a))  . . .             20,978           32,749
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .             96,256          109,306
   Total patrons' and other equity  . . . . . . . . . . . . . . .            326,410          346,075
Commitments and contingent liabilities (notes 7 and 8)
                                                                            $975,960        1,119,836


                     See accompanying notes to consolidated financial statements.


                                            GOLD KIST INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Amounts in Thousands)


                                                                     Years Ended
                                                    July 1, 1995     June 29, 1996     June 28, 1997
Net sales volume  . . . . . . . . . . . . . . . .    $1,688,537         1,955,569         2,289,044
Cost of sales . . . . . . . . . . . . . . . . . .     1,522,063         1,731,448         2,105,577
  Gross margins   . . . . . . . . . . . . . . . .       166,474           224,121           183,467
Distribution, administrative and general expenses       131,410           155,664           167,665
  Net operating margins   . . . . . . . . . . .          35,064            68,457            15,802

Other income (deductions):
  Interest income   . . . . . . . . . . . . . . .         8,779             9,946            13,361
  Interest expense  . . . . . . . . . . . . . . .       (17,525)          (21,065)          (26,951)
  Equity in earnings (loss) of partnership
   (note 9(b))  . . . . . . . . . . . . . . . . .        (9,625)           (1,181)            5,807
  Gain on sale of investments   . . . . . . . . .         3,070              -                 -
  Miscellaneous, net  . . . . . . . . . . . . . .         5,823             5,962             2,268
       Total other deductions   . . . . . . . . .        (9,478)           (6,338)           (5,515)
  Margins before income taxes
       and minority interest      . . . . . . . .        25,586            62,119            10,287
Income tax expense (benefit)-(note 6) . . . . . .        13,094            20,757            (3,446)
  Margins before minority interest  . . . . . . .        12,492            41,362            13,733
Minority interest . . . . . . . . . . . . . . . .          (741)           (4,330)           (1,843)
  Net margins   . . . . . . . . . . . . . . . . .    $   11,751            37,032            11,890


                     See accompanying notes to consolidated financial statements.

                                            GOLD KIST INC.

                         CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY

                   For the Years Ended July 1, 1995, June 29, 1996 and June 28, 1997

                                        (Amounts in Thousands)

                                                                           Unrealized
                                                                            gain on
                                                                           marketable
                                                 Common     Patronage        equity       Retained
                                       Total     stock      reserves        security     earnings
June 25, 1994 . . . . . . . . . .    $296,662        79      219,164            -         77,419
   Net margins for 1995 . . . . .      11,751         -       12,590            -           (839)
   Nonqualified patronage refund
     and other equity payable
     in cash. . . . . . . . . . . . .  (8,941)       -        (8,941)           -           -
   Redemptions and other changes       (3,013)      (17)      (5,959)           -          2,963
   Implementation of change in
     accounting for marketable
     equity security (note 9(a)).      18,531        -          -             18,531        -
July 1, 1995  . . . . . . . . . .     314,990        62      216,854          18,531      79,543
   Net margins for 1996 . . . . .      37,032        -        21,700            -         15,332
   Nonqualified patronage refund
     and other equity payable
     in cash. . . . . . . . . . .     (24,212)       -       (24,212)           -              -
   Redemptions and other changes       (3,847)      (26)      (5,202)           -          1,381
   Change in value of marketable
     equity security (note 9(a))        2,447        -          -              2,447        -
June 29, 1996 . . . . . . . . . .     326,410        36      209,140          20,978      96,256
   Net margins for 1997 . . . . .      11,890        -          -               -         11,890
   Redemptions and other changes       (3,996)       (4)      (5,152)           -          1,160
   Change in value of marketable
     equity security (note 9(a)).      11,771        -          -             11,771        -
June 28, 1997 . . . . . . . . . .    $346,075        32      203,988          32,749     109,306




                     See accompanying notes to consolidated financial statements.

                                            GOLD KIST INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Amounts in Thousands)

                                                                     Years Ended
                                                   July 1, 1995      June 29, 1996     June 28, 1997
Cash flows from operating activities:
 Net margins  . . . . . . . . . . . . . . . . .       $ 11,751             37,032            11,890
 Non-cash items included in net margins:
  Depreciation and amortization   . . . . . . .         38,085             40,063            39,422
  (Gains) losses on sales of assets   . . . . .         (3,459)               101               148
  Equity in (earnings) loss of partnership  . .          9,625              1,181            (5,807)
  Deferred income tax benefit   . . . . . . . .         (6,650)            (2,250)           (1,951)
  Patronage refunds from other cooperatives   .         (1,447)            (3,970)           (5,642)
  Other   . . . . . . . . . . . . . . . . . . .          3,390              2,455             1,048
 Changes in operating assets and liabilities:
  Receivables   . . . . . . . . . . . . . . . .        (28,466)           (53,231)           (7,948)
  Inventories   . . . . . . . . . . . . . . . .        (28,521)           (43,379)          (25,610)
  Commodities margin deposits   . . . . . . . .         (2,512)           (18,590)          (35,173)
  Other current assets  . . . . . . . . . . . .           (870)            (1,971)            2,043
  Accounts payable and accrued expenses   . . .         15,117             20,917             5,403
  Interest left on deposit  . . . . . . . . . .          1,153              1,626              (723)

     Net cash provided by (used in) operating
        activities  . . . . . . . . . . . . . .          7,196            (20,016)          (22,900)
Cash flows from investing activities:
 Acquisitions of investments  . . . . . . . . .         (5,093)            (4,356)           (1,293)
 Acquisitions of property, plant and equipment         (61,762)           (74,262)          (76,922)
 Proceeds from disposal of investments  . . . .          8,942                200               104
 Proceeds from sales of loans   . . . . . . . .          4,925             10,052              -
 Other  . . . . . . . . . . . . . . . . . . . .         (7,179)             2,406               784
     Net cash used in investing activities  . .        (60,167)           (65,960)          (77,327)

Cash flows from financing activities:
 Short-term borrowings, net   . . . . . . . . .         60,286             45,211            71,992
 Proceeds from long-term debt   . . . . . . . .         49,752             86,296           110,846
 Principal payments of long-term debt   . . . .        (36,676)           (28,557)          (55,656)
 Patronage refunds and other equity paid in cash       (19,464)           (13,009)          (29,596)

     Net cash provided by financing activities.         53,898             89,941            97,586
     Net change in cash and cash equivalents  .            927              3,965            (2,641)

Cash and cash equivalents at beginning of year          15,670             16,597            20,562
Cash and cash equivalents at end of year  . . .     $   16,597             20,562            17,921

Supplemental disclosure of cash flow data:
 Cash paid during the years for:
  Interest (net of amounts capitalized)   . . .     $   18,792             18,327            25,761

  Income taxes  . . . . . . . . . . . . . . . .     $   21,144             20,676            11,173



                     See accompanying notes to consolidated financial statements.



                                GOLD KIST INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 July 1, 1995, June 29, 1996 and June 28, 1997

                         (Dollar Amounts in Thousands)


(1)   Summary of Significant Accounting Policies

   Gold Kist Inc. is a diversified agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist Inc. serves approximately 31,000 active farmer members and other cooperative associations located principally in the southeastern United States. Gold Kist Inc. operates poultry and pork production facilities providing both marketing and purchasing services to producers. Gold Kist Inc. also purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, Gold Kist Inc. is engaged in the processing, storage and marketing of cotton, serves as a contract procurement agent for, and stores, farm commodities such as soybeans and grain, and is a partner in a major peanut processing and marketing business and in a pecan processing and marketing business.

   The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

   (a)   Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (collectively "Gold Kist" or "Association"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform to the presentation in the 1997 consolidated financial statements.

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

   (c)   Inventories

         Merchandise for sale includes feed, fertilizers, seed, pesticides, equipment and general farm supplies purchased or manufactured by Gold Kist for sale to agricultural producers and consumers. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market.

         Live poultry and hogs consist of broilers, breeding stock and market hogs. The broilers and market hogs are stated at the lower of average cost or market. The breeding stock is stated at average cost, less accumulated amortization.

         Raw materials and supplies consist of feed and fertilizer ingredients, uncleaned seed, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist engages in commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its poultry and other animal feed ingredient purchases. Futures contracts are recognized when closed and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as a part of product cost.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


         At June 28, 1997, Gold Kist had unrealized commodity futures losses of $36.8 million related to its hedging of a portion of its 1998 poultry feed ingredients requirements. These futures positions were closed in July 1997 resulting in realized losses of approximately $48.6 million which will be reflected in the 1998 consolidated financial statements as an adjustment in product cost.

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

   (e)   Investments

         Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available, as a result, it is not practical to determine these investment's fair value. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies which are not readily marketable are stated at cost.

         Effective June 26, 1994, Gold Kist adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security and collateralized loans as "available-for-sale." "Available-for-sale" securities are those the Association intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying financial statements, net of deferred income taxes. Upon initial application of SFAS 115, Gold Kist recorded an increase to investments of $20.5 million and to patrons' and other equity of $12.9 million (net of deferred income taxes of $7.6 million) related to the marketable equity security (see note 9(a)). Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying financial statements.

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

         The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of
      Subchapter T of the Internal Revenue Code). Gold Kist utilized nonqualified patronage refunds in 1995 and 1996 which are deductible for income tax purposes only to the extent paid or redeemed in cash.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

   (g)   Fair Value of Financial Instruments

         Gold Kist's financial instruments include cash and cash equivalents, commodities margin deposits, accounts receivables and payables and accrued expenses, notes receivable and debt. Because of the short maturity of cash equivalents, accounts receivable and payables and accrued expenses, interest left on deposit, certain short-term debt which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 29, 1996 and June 28, 1997 unless otherwise specified (see notes 1(e) and 4).

   (h)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
         Of

         Gold Kist adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), on June 30, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a material impact on Gold Kist's financial position, results of operations or liquidity.

   (i)   Fiscal Year

         Gold  Kist  employs  a  52/53 week  fiscal  year.   The  consolidated
      financial statements for 1995, 1996 and 1997 reflect 53, 52 and 52 weeks, respectively. Fiscal 1998 will be a 52 week year.

   (j)   Use of Estimates

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



                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)



(2)   Inventories

   Inventories are summarized as follows:

                                                1996       1997
            Merchandise for sale. . . . .     $ 83,886      86,810
            Live poultry and hogs . . . . .     95,682     101,579
            Marketable products - poultry .     40,047      35,814
            Marketable products - cotton  .     11,258      27,442
            Raw materials and supplies  . .     39,494      44,332
                                              $270,367     295,977

(3)   Property, Plant and Equipment

   Property, plant and equipment is summarized as follows:

                                                1996       1997
            Land and land improvements. . .   $ 33,268      37,435
            Buildings . . . . . . . . . . .    188,845     203,110
            Machinery and equipment . . . .    368,118     403,076
            Construction in progress  . . .     16,833      29,364
                                               607,064     672,985
            Less accumulated depreciation .    351,336     377,811

                                              $255,728     295,174

(4)   Notes Payable and Long-Term Debt

   At June 28, 1997, the Association had a $250 million unsecured committed credit facility with nine commercial banks. The facility includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. As of June 28, 1997, borrowings of $65 million and $95 million, respectively, were outstanding under the revolving credit and 364-day line-of-credit commitments. The five-year revolving credit agreement expires on August 9, 2001, but may be extended twice for successive one-year periods with the consent of the banks. The revolving credit facility fee and the commitment fees on the unused portion of the revolving credit will be computed quarterly based on the Association's ratio of funded debt to total capital and will not exceed .20% per annum. The 364-day line of credit provides short-term financing that will expire in August 1998 and may be extended with the consent of the banks. The 364-day line of credit is subject to a .16% per annum facility fee. Borrowings under the $250 million facility will bear variable interest rates at or below prime. Also, the facility permits competitive bid interest rates by the participating banks.

   At June 28, 1997, Golden Poultry Company, Inc., a subsidiary of Gold Kist, had borrowings of $36.4 million under unsecured committed credit facilities totaling $45.0 million. These revolving credit facilities will expire subsequent to the merger of Golden Poultry Company, Inc. with Gold Kist in September 1997 (see note 11).

   In February 1997, Gold Kist established a shelf note agreement with an insurance company, whereby the insurance company may purchase up to $125 million of senior promissory notes. In February 1997, Gold Kist sold $30 million of 7.6% Series A Senior Notes and in May 1997, Gold Kist sold $25 million of 7.94% Series B Senior Notes. At Gold Kist's request, the insurance company may purchase an additional $70 million of senior notes through February 1999.



                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


   At June 28, 1997, Gold Kist had other borrowings of $85.5 million outstanding under uncommitted loans and letters of credit facilities. At June 28, 1997, Gold Kist had other unused long-term loan commitments of $50.0 million and additional uncommitted facilities to provide loans and letters of credit from banks aggregating approximately $94.5 million. These unsecured borrowings bear interest at rates below prime.

   Subordinated loan certificates of $30.6 million at June 29, 1996 bore interest at rates of 5.5% to 6.4% with terms of one year and were unsecured. At June 28, 1997, subordinated loan certificates outstanding were $36.5 million bearing interest at rates of 5.75% to 6.4%.

   Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

   Long-term debt is summarized as follows:

                                                                              1996           1997
   Unsecured senior notes payable:
     9.375% interest notes, due in semi-annual installments of $5,500
      with interest payable semiannually  . . . . . . . . . . . . . . . .    $ 11,000          -
     9.90% interest notes, due in semi-annual installments of $1,539
      with interest payable semiannually  . . . . . . . . . . . . . . . .       9,230          6,152
     9.35% interest note, due in a single installment in June 2001 with
      interest payable quarterly  . . . . . . . . . . . . . . . . . . . .      20,000         20,000
     7.60% interest notes, due in annual installments of $2,727 beginning
      in February 2002 with interest payable quarterly  . . . . . . . . .        -            30,000
     7.94% interest notes, due in annual installments of $2,272 beginning
      in May 2002 with interest payable quarterly   . . . . . . . . . . .        -            25,000
   Other long term debt:
     Subordinated capital certificates of interest with fixed maturities ranging from two to fifteen years, unsecured (weighted average
      interest rate of 7.2% at June 29, 1996 and 7.3% at June 28, 1997)        59,431         63,714
     Revolving credit agreements with commercial banks (weighted average
      rate of 5.7% at June 29, 1996 and 6.0% at June 28, 1997)  . . . . .      50,000        101,350
     Borrowings under uncommitted lines of credit (weighted average rate of
      5.8% at June 29, 1996).   . . . . . . . . . . . . . . . . . . . . .      40,000           -
     Tax exempt industrial revenue bonds with varying interest rates due in quarterly and annual installments through 2016, secured by property,
      plant and equipment   . . . . . . . . . . . . . . . . . . . . . . .      18,500         18,050
     Pro rata share of mortgage loan, at 8.47% interest, due in monthly
      installments to June 30, 2004, secured by a building (note 3)   . .       2,306          2,100
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,570          4,861

                                                                              216,037        271,227
   Less current maturities  . . . . . . . . . . . . . . . . . . . . . . .      27,089         15,188
                                                                             $188,948        256,039

     Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the unsecured senior notes payable at June 29, 1996 and June 28, 1997 was approximately $43.0 million and $83.1 million, respectively.



                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


     In June 1997, Gold Kist entered into two notional amount $25 million interest rate swap agreements with a commercial bank. Under a five-year interest rate swap, the Company will pay interest at a fixed rate of 6.48% and receive interest at the three-month London Interbank Offered Rate (LIBOR). Under a ten year interest rate swap, the Company will pay interest at the three-month LIBOR and receive interest at a fixed rate of 7.44%. Beginning in June 1998, the commercial bank has an option to terminate the ten-year interest rate swap at any quarterly payment date.

     The terms of debt agreements specify minimum working capital, net worth and current ratio requirements. The debt agreements also place a limitation on equity distribution, cash patronage refunds and additional loans, advances or investments. The limitation provides for a carryover to 1998 of unused amounts, $10.1 million as of June 28, 1997, and is increased by 50% of Gold Kist's net margins (or minus 100% of a net loss) before any gains or losses on disposals of capital assets or equity in unremitted earnings of any affiliate.

     Annual required principal repayments on long-term debt for the five years subsequent to June 28, 1997 are as follows:

         Year:
         1998 . . . . . . . . . . . . . . . . . . . . . . . .   $15,188
         1999 . . . . . . . . . . . . . . . . . . . . . . . . .  16,402
         2000 . . . . . . . . . . . . . . . . . . . . . . . . .   7,340
         2001 .  . . . . . . . . . . . . . . . . . . . . . . .   25,232
         2002 .  . . . . . . . . . . . . . . . . . . . . . . .   17,782

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

(6)  Income Taxes

   The provisions for income tax expense (benefit), principally Federal, consist of the following:

                                                  1995      1996      1997
   Current expense (benefit)  . . . . . . . .    $19,744    23,007    (1,495)
   Deferred benefit . . . . . . . . . . . . .     (6,650)   (2,250)   (1,951)
                                                 $13,094    20,757    (3,446)


   The deferred income tax effect of the unrealized gain on marketable equity security has been charged as a component of patrons' and other equity for 1996 and 1997.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


   Gold Kist's combined federal and state effective tax rates from operations for 1995, 1996 and 1997 were 51%, 33%, and (33)%, respectively. A reconciliation of income tax expense (benefit) from operations computed by applying the Federal corporate income tax rate of 35% in 1995, 1996 and 1997 to margins before income taxes, minority interest and cumulative effect of accounting changes for the applicable year follows:


                                                                 1995           1996          1997
   Computed expected income tax expense . . . . . . . . . .      $8,955        21,742         3,600
   Increase (decrease) in income tax expense resulting from:
     Income tax litigation  . . . . . . . . . . . . . . . .       5,520          -           (5,207)
     Cash portion of nonqualified patronage refund  . . . .      (1,031)         (986)         -
     Effect of state income taxes, net of Federal benefit .         447           970          (531)
     Nonqualified equity redemptions  . . . . . . . . . . .        (490)         (886)         (831)
     Target jobs credits  . . . . . . . . . . . . . . . . .        (499)          (11)         (344)
     Other, net . . . . . . . . . . . . . . . . . . . . . .         192           (72)         (133)
                                                                $13,094        20,757        (3,446)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 29, 1996 and June 28, 1997 are as follows:

                                                                                1996          1997
   Deferred tax assets:
     Postretirement benefits  . . . . . . . . . . . . . . . . . . . . .        $15,589        16,920
     Insurance accruals . . . . . . . . . . . . . . . . . . . . . . . .          8,059         8,822
     Equity in partnerships . . . . . . . . . . . . . . . . . . . . . .          2,618          -
     Bad debt reserves  . . . . . . . . . . . . . . . . . . . . . . . .          3,156         3,661
     State tax operating loss carryforwards . . . . . . . . . . . . . .          1,406         1,850
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,426         2,372
      Total gross deferred tax assets   . . . . . . . . . . . . . . . .         32,254        33,625
     Less valuation allowance . . . . . . . . . . . . . . . . . . . . .         (1,406)       (1,078)

      Net deferred tax assets   . . . . . . . . . . . . . . . . . . . .         30,848        32,547

   Deferred tax liabilities:
     Unrealized gain on marketable equity security  . . . . . . . . . .        (13,116)      (17,634)
     Accelerated depreciation . . . . . . . . . . . . . . . . . . . . .         (1,245)       (2,167)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . .         (3,371)       (3,604)
     Equity in partnerships . . . . . . . . . . . . . . . . . . . . . .           -             (245)
      Total deferred tax liabilities  . . . . . . . . . . . . . . . . .        (17,732)      (23,650)
      Net deferred tax assets   . . . . . . . . . . . . . . . . . . . .       $ 13,116         8,897


   The net change in the total valuation allowance for the years ended 1995, 1996 and 1997 was an increase of $71, a decrease of $578, and a decrease of $328, respectively. The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)



   During 1993, the Internal Revenue Service (IRS) concluded its examination of Gold Kist's 1987 through 1989 Federal income tax returns and issued a notice of deficiency. In April 1994, the remaining issue, whether Gold Kist must recognize taxable income related to the redemption of its qualified notified equity at less than face amount, was litigated before the United States Tax Court. An adverse decision was received from the Tax Court on June 26, 1995. In April 1997, the Eleventh Circuit Court of Appeals reversed the decision of the Tax Court in favor of Gold Kist. The Appellate Court's decision was not appealed by the IRS and the accrued tax liability related to this issue has been reversed in the 1997 financial statements.

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

      Net periodic pension expense for 1995, 1996 and 1997 included the following components:

                                                              1995          1996          1997

      Service cost - benefits earned during the year  .     $  3,429         4,092         4,226
      Interest cost on projected benefit obligations  .        6,949         7,426         8,006
      Actual return on plan assets  . . . . . . . . . .      (11,393)      (27,724)      (19,118)
      Net amortization and deferral   . . . . . . . . .        1,208        16,799         7,127
         Net periodic pension expense . . . . . . . . .     $    193           593           241


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


         The following table sets forth the plans' funded status, amounts recognized in the consolidated balance sheets at June 29, 1996 and June 28, 1997 and economic assumptions:

                                                                             1996         1997
         Actuarial present value of benefit obligations:
            Vested participants . . . . . . . . . . . . . . . . . .        $ 88,287       90,256
            Nonvested . . . . . . . . . . . . . . . . . . . . . . .           7,088        7,410
               Total accumulated benefit obligations  . . . . . . .        $ 95,375       97,666

         Projected benefit obligations for services
            rendered to date  . . . . . . . . . . . . . . . . . . .        $111,251      116,670

         Plan assets for benefits:
            Plan assets at fair value . . . . . . . . . . . . . . .        $145,148      156,673
            Prepaid pension cost included in other
             assets in consolidated balance sheets  . . . . . . . .         (18,179)     (19,721)
               Net plan assets  . . . . . . . . . . . . . . . . . .        $126,969      136,952

         Plan assets in excess of projected benefit
               obligations  . . . . . . . . . . . . . . . . . . . .       $  15,718       20,282


         Consisting of:
            Unrecognized net asset existing at the date of adoption      $    8,318        7,116
               Unrecognized net gain/(loss) from past experience
                  different from that assumed and effects of changes
                  in assumptions  . . . . . . . . . . . . . . . . .          13,824       18,889
               Prior service cost not yet recognized in net periodic
                  pension cost  . . . . . . . . . . . . . . . . . .          (6,424)      (5,723)
                                                                          $  15,718       20,282

         Actuarial assumptions:
            Weighted-average discount rate  . . . . . . . . . . . .            8.00%        8.25%
            Weighted-average expected long-term rate of return on
             plan assets  . . . . . . . . . . . . . . . . . . . . .            9.50%        9.50%
            Weighted-average rate of compensation increase  . . . .            5.50%        5.50%

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

         Postretirement health and death benefit expense for 1995, 1996 and 1997 included the following components:

                                                                     1995      1996      1997
         Service cost - benefits earned during the year . . .      $1,742     2,029      2,452
         Interest cost  . . . . . . . . . . . . . . . . . . .       2,645     2,998      3,508
         Net amortization and deferral  . . . . . . . . . . .         (18)       80         80
            Net postretirement health and death benefit
               expense  . . . . . . . . . . . . . . . . . . .      $4,369     5,107      6,040


         Gold Kist's postretirement benefit plans are not funded. The status of the plans at June 29, 1996 and June 28, 1997 was as follows:

                                                                                 1996      1997
         Actuarial present value of accumulated postretirement
         benefit obligation:
            Retirees  . . . . . . . . . . . . . . . . . . . . . . . . .       $18,010     21,130
            Fully eligible active plan participants . . . . . . . . . .        10,188     11,786
            Other active plan participants  . . . . . . . . . . . . . .        16,571     20,245
                                                                               44,769     53,161
            Unrecognized net loss from experience differences . . . . .        (2,737)    (7,332)
                                                                              $42,032     45,829

         The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 29, 1996 was 8%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 28, 1997 was 7%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 8.00% at June 29, 1996 and 8.25% at June 28, 1997, respectively. A 1% increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation for health care benefits at June 28, 1997 by approximately 13% and net postretirement health care cost by 14%.





                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


(8)  Contingent Liabilities and Commitments

   Gold Kist is a party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

   Gold Kist received proceeds of $20.0 million, $5.0 million, $4.9 million and $10.2 million during 1993, 1994, 1995 and 1996, respectively, for collateralized loans sold with recourse to an insurance company, of which
$17.4 million was outstanding at June 28, 1997. No gain or loss was recognized on the sale of these loans. A $264 thousand allowance has been recognized in the accompanying consolidated financial statements for potential losses that may occur. As of June 28, 1997, there have been no credit losses related to the loans guaranteed under this agreement.

   Gold Kist is a guarantor of amounts outstanding under a $65.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At June 28, 1997, the amounts outstanding under this facility were $42.4 million.

(9)  Investments

   (a)   Marketable Equity Security

         As discussed in Note 1(e), Gold Kist adopted SFAS 115 at June 26, 1994, changing the method of accounting for its marketable equity security from a historical cost basis to a fair value approach. Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security as "available-for-sale." At June 28, 1997, the Association's marketable equity security was carried at its fair value of $71.1 million, which represents a gross unrealized gain of $50.4 million. The 1997 gross unrealized gain, net of deferred taxes of $17.7 million, has been reflected as a separate component of patrons' and other equity. At June 29, 1996, the Association's marketable equity security was carried at its fair value of $54.8 million, which represents a gross unrealized gain of $34.1 million. The 1996 gross unrealized gain, net of deferred income taxes of $13.1 million, has been reflected as a separate component of patrons' and other equity. At July 1, 1995, the marketable equity security was carried at its fair value of $50.1 million, which represents a gross unrealized gain of $30.1 million. The 1995 gross unrealized gain, net of deferred income taxes of $11.6 million, has been reflected as a separate component of patrons' and other equity.

         Gains realized on sales and dividends totaling $1.3 million are included in miscellaneous, net for the year ended July 1, 1995.
      Dividends   of  $494  thousand  and  $595  thousand  are  included  in miscellaneous, net for the years ended June 29, 1996 and June 28, 1997, respectively.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


   (b)   Golden Peanut Company

      Gold Kist has a 33 1/3% interest in Golden Peanut Company and Subsidiaries, a partnership interest ("Golden Peanut Company"). Gold Kist's investment in the Golden Peanut Company amounted to $17.2 million and $24.1 million at June 29, 1996 and June 28, 1997, respectively. In July 1996 and July 1997, Gold Kist made additional investments of $2.8 million and $1.2 million, respectively. Golden Peanut Company has a $450.0 million commercial paper facility supported by lines of credit with various banks totaling $190.0 million. At June 28, 1997, borrowings of $103.0 million were outstanding under the commercial paper facility. Summarized financial information of Golden Peanut Company is shown below:

                                 Condensed Consolidated Balance Sheets

                                                                             1996         1997
              . . . . . . . . . . . . . . . . . . . . . . . . . . .
      Current assets  . . . . . . . . . . . . . . . . . . . . . . .        $150,178      164,450
      Property, plant and equipment, net  . . . . . . . . . . . . .          31,557       34,775

         Total assets . . . . . . . . . . . . . . . . . . . . . . .        $181,735      199,225
      Current liabilities   . . . . . . . . . . . . . . . . . . . .        $124,969      120,591
      Accrued postretirement benefit costs  . . . . . . . . . . . .           5,308        5,703
      Other liabilities   . . . . . . . . . . . . . . . . . . . . .            -             511
      Partners' equity . . . . . . . . . . . . . . . . . . . . . ..           51,458      72,420
         Total liabilities and partners' equity . . . . . . . . . .         $181,735     199,225

                            Condensed Consolidated Statements of Operations

                                                                  1995       1996         1997
      Net sales and other operating income  . . . . . . .      $435,569     428,955      426,122
      Costs and expenses  . . . . . . . . . . . . . . . .       464,444     432,496      408,702
         Net earnings (loss)  . . . . . . . . . . . . . .      $(28,875)     (3,541)      17,420

         In 1995, 1996 and 1997, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. Gold Kist received procurement commissions, royalties and administrative service fees of $3.9 million, $3.1 million and $4.2 million in 1995, 1996 and 1997, respectively. In addition, Gold Kist purchased $3.1 million, $2.6 million and $2.3 million of inventory from Golden Peanut Company in 1995, 1996 and 1997, respectively.

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

    The Poultry segment includes cooperative integrated broiler production, processing and marketing operations, as well as subsidiary broiler operations. This segment has decentralized broiler and cornish game hen facilities.

    The Agri-Services segment purchases or manufactures feed, seed, fertilizers, agricultural chemicals, animal health products, and other farm supply and equipment items for sale through Gold Kist retail outlets and independent dealers. The segment conducts cotton procurement, ginning, storage and marketing operations, as well as other crop procurement services. This segment also operates pork production facilities.


                                            GOLD KIST INC.

                         Notes to Consolidated Financial Statements, Continued

                                     (Dollar Amounts in Thousands)

    The following table presents certain financial information as to industry segments:
                                                     Agri-        Intersegment
                                        Poultry    Services       Eliminations      Consolidated

Year ended July 1, 1995
Net sales volume  . . . . . . . . . . .  $1,232,907  455,630            -              1,688,537 (a)
Net margins from operations . . . . . .  $   37,503    5,012            -                 42,515

General corporate expenses  . . . . . .                                                   (7,451)
Other deductions, net . . . . . . . . .                                                   (9,478)
Margins before income taxes and
minority interest . . . . . . . . . . .                                               $   25,586

Depreciation and amortization expense .  $   31,435    5,698              952 (b)         38,085

Capital expenditures  . . . . . . . . .  $   43,309   18,073              380 (b)         61,762

Identifiable assets at July 1, 1995 . .  $  408,232  269,019          144,386 (b)        821,637

Year ended June 29, 1996
Net sales volume  . . . . . . . . . . .  $1,386,490  569,079            -              1,955,569  (a)

Net margins from operations . . . . . .  $   69,951   10,317            -                 80,268
General corporate expenses  . . . . . .                                                  (11,811)
Other deductions, net . . . . . . . . .                                                   (6,338)
Margins before income taxes and
minority interest . . . . . . . . . . .                                               $   62,119

Depreciation and amortization expense .  $   32,180    7,247              636 (b)         40,063

Capital expenditures  . . . . . . . . .  $   54,124   19,357              781 (b)         74,262

Identifiable assets at June 29, 1996  .  $  487,869  311,680          176,411 (b)        975,960

Year ended June 28, 1997
Net sales volume  . . . . . . . . . . .  $1,629,705  659,339             -             2,289,044  (a)
Net margins from operations . . . . . .  $   17,421   10,198             -                27,619

General corporate expenses  . . . . . .                                                  (11,817)
Other deductions, net . . . . . . . . .                                                   (5,515)
Margins before income taxes and
    minority interest . . . . . . . . .                                               $   10,287

Depreciation and amortization expense .  $   30,983    7,893              546 (b)         39,422

Capital expenditures  . . . . . . . . .  $   65,687   10,816              419 (b)         76,922

Identifiable assets at June 28, 1997  .  $  573,731  346,037          200,068 (b)      1,119,836


(a)  Net sales volume includes  export sales amounting to $70,113, $100,089  and $96,427 in 1995, 1996 and 1997, respectively, which have no significant geographical concentration.
(b)  Amounts relate to unallocated corporate assets.


                                GOLD KIST INC.

             Notes to Consolidated Financial Statements, Continued

                         (Dollar Amounts in Thousands)


(11)      Subsequent Event

   In January 1997, the Gold Kist Board of Directors adopted a resolution authorizing the Company's officers to negotiate with Golden Poultry Company, Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's common stock not currently owned by Gold Kist. Gold Kist owned 10,901,802 shares or 75% of Golden Poultry's 14,628,435 outstanding shares. The negotiations were completed and an Agreement and Plan of Merger executed in April 1997 (the "Merger Agreement"), among Gold Kist, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

   Pursuant to the Merger Agreement, Gold Kist agreed to pay $14.25 per share in cash for each outstanding share of common stock not already beneficially owned by Gold Kist. The Merger Agreement was approved by the Boards of Directors of the Association and Golden Poultry Company, Inc. and was approved by a majority of the owners of the Golden Poultry common stock not owned by Gold Kist at a Special Meeting of Shareholders on September 5, 1997. The merger became effective on September 8, 1997. The cost to acquire the outstanding shares and the estimated fees and expenses incurred or to be incurred in connection with the merger are approximately $55.1 million. The acquisition of the minority interest will be accounted for using the purchase method of accounting.


        Item 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

           Not Applicable.


                                 PART III


     Item 10.  Directors and Executive Officers of the Registrant.

      The Directors of Gold Kist are:

                                                                       Years
                                                            Term      Served as
     Name                  Age          Office             Expires     Director
                          (as of
                          8/30/97)
     W. P. Smith, Jr.*     68     Chairman of the Board &    1998       24
                                  Director (District 1)

     Herbert A. Daniel, Jr. 45    Director (District 2)      1998        2

     Fred K. Norris, Jr.*  69     Director (District 3)      1997       20

     James E. Brady, Jr.   62     Director (District 4)      1999       13

     W. Kenneth Whitehead  53     Director (District 5)      1999        4

     Dan Smalley*          48     Director (District 6)      1999       12

     A. Jack Nally         54     Director (District 7)      1997        6

     M. Michael Davis      46     Director (District 8)      1997        3

     Phil Ogletree, Jr.    64     Director (District 9)      1998       20


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

     The Executive Officers of Gold Kist are:

                                                          Years     Years
                                                          Served    Served
                                                          In that   with
         Name          Age         Office                 Office    Gold Kist
                      (as of                              (as of    (as of
                      8/30/97)                            8/30/97)  8/30/97)
     G. O. Coan*          61    Chief Executive Officer,     2        38
                                and Chairman of the
                                Management Executive
                                Committee
     John Bekkers*        52    President and Chief          2        12
                                Operating Officer
     M. A. Stimpert       53    Senior Vice President,       1        14
                                Planning and Adminis-
                                tration
     Kenneth N. Whitmire  59    Group Vice President,        9        36
                                Poultry Group
     Jack L. Lawing       59    General Counsel, Vice        21       21
                                President and Secretary
     Peter J. Gibbons     60    Vice President, Finance      18       21
     Paul G. Brower       58    Vice President,              18       18
                                Communications
     W. A. Epperson       61    Vice President,              18       22
                                Human Resources
     Jerry L. Stewart     57    Vice President -             16       34
                                Marketing, Poultry Group
     Donald W. Mabe       43    Vice President -             1 month  12
                                Operations, Poultry Group
     Marshall Smitherman  55    Vice President -             1 month  18
                                Cotton Division
     John K. McLaughlin   59    Vice President, Pet Food     13       13
                                and Animal Products
                                Division
     Allen C. Merritt     51    Vice President, Fertilizer   14       25
                                and Chemical Division
     Stanley C. Rogers    51    Vice President,               7        19
                                AgriServices Division
     Michael F. Thrailkill 49   Vice President,               5        24
                                Information Services
     Stephen O. West      51    Treasurer                    14        17
     W. F. Pohl, Jr.      47    Controller                   15        21


     *Member of Management Executive Committee

       The officers serve for terms of one year and until their successors are elected by the Board of Directors.
       During the past five years the principal occupation of each of the above named executive officers, with exception of Michael A. Stimpert, Donald W. Mabe, and Marshall Smitherman, has been as an officer or employee of Gold Kist.
       Mr. Michael A. Stimpert was elected Senior Vice
     President, Planning and Administration, effective April 1, 1996. He previously served as Vice President from January 1, 1996 until election to his current position. From December 19, 1986 until January 1996, Mr. Stimpert served as Executive Vice President of Golden Peanut Company, a peanut processing and marketing company headquartered in Atlanta, Georgia. Mr. Stimpert was employed by Gold Kist Inc. from June 1974 until December 1986 in a variety of positions, including Group Vice President, Agricommodities Group and Group Vice President, AgriProducts Group.
       Mr. Donald W. Mabe  was elected Vice President -
     Operations, Poultry Group, effective July 25, 1997. He previously served as President of Carolina Golden Products Company from January 1991 until election to his current position.
       Mr. Marshall Smitherman was elected Vice President,
     Cotton Division, effective July 25, 1997. He previously served as Manager, Cotton Division from February 1995 until election to his current position. From 1988, until rejoining the Association in 1995, he was a grain broker located in Atlanta,
      Georgia.

Item 11.  Executive Compensation.

       Summary Compensation Table. The following table sets forth information concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                             Annual compensation

                                                               Other
                                                               annual     All other
                          Fiscal                             compensa-    compensa-
                          year            Salary     Bonus     tion(1)    tion
                          ended           ($)        ($)       ($)        ($)
     G. O. Coan           June 28, 1997   $470,577   $50,000   $1,869     $12,230(2)
     Chief Executive      June 29, 1996   349,058    450,000    1,055      12,030(2)
     Officer and Chair-   July 1, 1995    327,000    103,000     268       12,961(2)
     man of the Manage-
     ment Executive
     Committee

     John Bekkers         June 28, 1997   $282,423   $50,000   $3,656     $9,842(2)
     President and        June 29, 1996    210,577   295,000    1,110      9,425(2)
     Chief Operating      July 1, 1995     162,453    71,200       62      8,703(2)
     Officer

     Kenneth N. Whitmire  June 28, 1997   $204,434   $44,000   $6,703     $9,956(2)
     Group Vice           June 29, 1996    189,819   240,000    2,375      9,965(2)
     President, Poultry   July 1, 1995     184,373    83,000      457      9,758(2)
     Group

     Jerry L. Stewart     June 28, 1997   $174,981   $29,000   $3,434     $9,353(2)
     Vice President       June 29, 1996    161,727   164,000    1,889      9,569(2)
     Marketing,           July 1, 1995     160,600    54,000      320      9,158(2)
     Poultry Group

     M. A. Stimpert       June 28, 1997   $194,488   $24,000   $4,497     $10,020(2)
     Senior Vice          June 29, 1996   87,356(3)  75,000(3) 2,280(3)  9,201(2)(3)
     President, Planning  July 1, 1995     -         -                    -
     and Administration

     _______________________________
     (1) The amounts shown for the fiscal years ended June 28, 1997, and June 29, 1996 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
     (2) The amounts set forth include the following amounts that were contributed by the Association for fiscal years 1997, 1996 and 1995 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K)): Mr. Coan - $4,750, $4,500 and $5,418 respectively, Mr. Bekkers - $5,404, $4,946 and $4,206 respectively; Mr. Whitmire - $4,684, $4,656 and $4,438 respectively; Mr. Stewart - $4,439, $4,617 and $4,193 respectively; and Mr. Stimpert - $4,804, $3,859 and $-0-respectively. In addition, the amounts set forth include for fiscal years 1995, 1996 and 1997, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,543, $7,530 and $7,480 respectively; Mr. Bekkers - $4,497, $4,479 and $4,438 respectively; Mr. Whitmire - $5,320, $5,309 and $5,272 respectively; Mr. Stewart - $4,965, $4,952 and $4,914 respectively; and Mr. Stimpert - $-0-, $5,342 and $5,216 respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.
     (3) The amounts indicated reflect Mr. Stimpert s employment for a portion of the fiscal year from January 1996 to June 1996.

     Retirement Plans. Gold Kist maintains two noncontributory retirement plans, one for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1996, the Association made a contribution of $1,867,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1996. Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

                 Estimated Annual Benefits For Years of Service Indicated

     Remuneration   10 Years    15 Years     20 Years    25 Years   30 Years
                                                                     or More
     $ 30,000       $  7,500    $ 11,250     $ 15,000    $ 18,750   $22,500
     $100,000         15,000      22,500       30,000      37,500    45,000
     $150,000         22,500      33,750       45,000      56,250    67,500

                 For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

      The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1996, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Coan (30); Mr. Bekkers (12); Mr. Whitmire (30); Mr. Stewart (30); and Mr. Stimpert (23).

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

           Estimated Annual Benefits For Years of Service Indicated

     Remuneration  10 Years  15 Years    20 Years  25 Years    30 Years
                                                               or More
     $100,000       $15,000   $22,500    $30,000    $37,500   $ 45,000
     $150,000       22,500     33,750    45,000     56,250      67,500
     $200,000       30,000     45,000    60,000     75,000      90,000
     $250,000       37,500     56,250    75,000     93,750     112,500
     $350,000       52,500     78,750    105,000    131,250    157,500
     $500,000       75,000     112,500   150,000    187,500    225,000
     $750,000      112,500     168,750   225,000    281,250    337,500
     $850,000      127,500     191,250   255,000    318,750    382,500

                 Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Retirement Plan for Salaried Employees.

                 In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 28, 1997: Mr. Coan - $243,747; Mr. Bekkers - $127,764;
     Mr. Whitmire - $153,393; and Mr. Stimpert - $129,986.

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


     The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being
     15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 28, 1997, no contingencies have occurred which would require the implementation of the provisions of the changes in control plans, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

            Director Compensation. The By-Laws of Gold Kist provide that the Directors shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently the Directors receive no compensation other than an annual retainer paid at the rate of $20,000 per year, with the Chairman receiving $21,500. Directors and Directors Emeriti receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life insurance benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.

            Compensation Committee Interlocks and Insider
     Participation. Director W. P. Smith, Jr., Fred K. Norris, Jr. and Dan Smalley serve as members of the Association's
     Compensation Committee.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management.

            Not Applicable.

     Item 13.  Certain Relationships and Related Transactions.

            The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 28, 1997, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and
     Properties) -- Patronage Refunds.


                                                     PART IV


     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                   (a)1.   Index to Consolidated Financial Statements

                           Consolidated Financial Statements:

                              Independent Auditors' Reports
                              Consolidated Balance Sheets--June 29, 1996 and June 28, 1997
                              Consolidated Statements of Operations--Years Ended July 1, 1995, June 29, 1996 and June 28, 1997
                              Consolidated Statements of Patrons' and Other Equity-Years Ended July 1, 1995, June 29, 1996
                              and June 28, 1997

                              Consolidated Statements of Cash Flows--Years ended July 1, 1995, June 29, 1996 and June 28, 1997
                              Notes to Consolidated Financial Statements

                      (a)2.   Financial Statement Schedules:

                               Gold Kist Inc.

                               Financial Statement Schedule:

                               II.  Valuation Reserves--Years Ended July 1, 1995
                                  June 29, 1996 and June 28, 1997


                                              GOLD KIST INC.

                                    Schedule II - Valuation Reserves

                                      (Dollar Amounts in Thousands)


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

     Deducted in the consolidated
     balance sheets from the asset
     to which it applies:

     Allowance for doubtful accounts:

       July 1, 1995                            $5,369        2,382           -      1,874 (A)      5,877


       June 29, 1996                            5,877        4,029           -      2,180 (A)      7,726


       June 28, 1997                            7,726        4,376           -      3,267 (A)      8,836


         (A)  Represents accounts written off.


     Allowance for deferred tax
       assets valuation:

       July 1, 1995                            $1,913           71(B)        -         -           1,984

       June 29, 1996                            1,984         -              -        578 (C)      1,406

       June 28, 1997                            1,406         -              -        328 (C)      1,078


         (B)  Represents establishment of allowance for net operating loss deductions not available for state income tax purposes.

         (C)  Represents estimate of net operating loss deductions that are realizable.


                  (a)3.  Exhibits - Index of Exhibits

            Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

     Designation
     of Exhibit                            Document with Which      Designation
     in this                               Exhibit Was Previously   of such Exhibit
     Report        Description of Exhibit  Filed with Commission    in that Document
     B-2     Agreement of Merger,          Amendment to Schedule    Exhibit 3
             dated as of April 22,         13D filed April 25, 1997
             1997, among Golden Poultry
             Company, Inc., Gold Kist Inc.,
             Agri International, Inc.
             and Golden Poultry Acquisition
             Corp.

     B-3(a)  Restated and Amended          Annual Report on Form    Exhibit B-3(a)
             Articles of Incorpo-          10-K for the Fiscal
             ration of Registrant          Year ended June 26, 1993

     B-3(b)  Current By-Laws of
             Registrant, as amended

     B-4(a)(1) Form of Indenture, dated    Registration filed on    Exhibit 4(a)(2)
               as of September 1, 1979,    Form S-1 (Registration
               governing the terms of the   No. 2-65587)
               Fifteen Year Subordinated
               Capital Certificates of
              Interest (Series B), including
              therein a table of contents
              and cross-reference sheet

     B-4(a)(2) Form of First Supplemental  Registration filed on    Exhibit 4(a)(4)
               Indenture, dated as of      Form S-1 (Registration
               September 1, 1980,          No. 2-69267)
               governing the terms
               of the Fifteen Year
               Subordinated Capital
               Certificates of Interest
               (Series C)

     B-4(a)(3) Form of Second Supplemental Registration filed on     Exhibit 4(a)(5)
               Indenture, dated as of      Form S-2 (Registration
               September 1, 1982,          No. 2-79538)
               governing the terms
               of the Fifteen Year
               Subordinated Capital
               Certificates of Interest
               (Series D)

     B-4(b)(1) Form of Indenture, dated    Registration filed on    Exhibit 4(b)(2)
               as of September 1, 1979,    Form S-1 (Registration
               governing the terms of      No. 2-65587)
               the Ten Year Subordinated
               Capital Certificates of
               Interest (Series B),
               including a table of contents
               and cross-reference sheet

     B-4(b)(2) Form of First Supplemental  Registration filed on    Exhibit 4(b)(4)
               Indenture, dated as of      Form S-1 (Registration
               September 1, 1980,          No. 2-69267)
               governing the terms of
               the Ten Year
               Subordinated Capital
               Certificates of Interest
               (Series C)

     B-4(b)(3) Form of Second Supplemental Registration filed on    Exhibit 4(b)(5)
               Indenture, dated as of      Form S-2 (Registration
               September 1, 1982,          No. 2-79538)
               governing the terms
               of the Ten Year Subordinated
               Capital Certificates of Interest
               (Series D)

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

     B-4(d)(2) Form of First Supplemental  Registration filed on    Exhibit 4(d)(2)
               Indenture, dated as of      Form S-1 (Registration
               September 1, 1980,          No. 2-69267)
               governing the terms
               of the Five Year
               Subordinated Capital
               Certificates of Interest
               (Series B)

     B-4(d)(3) Form of Second Supplemental Registration filed on    Exhibit 4(d)(3)
               Indenture, dated as of      Form S-2 (Registration
               September 1, 1982,          No. 2-79538)
               governing the terms of
               the Five Year Subordinated
               Capital Certificates of
               Interest (Series C)

     B-4(e)    Form of Indenture, dated   Registration filed on     Exhibit 4(f)(2)
               September 1, 1985,         Form S-2 (Registration
               governing the terms        No. 33-428)
               of the Three Year
               Subordinated Capital Certifi-
               cates of Interest (Series A),
               including therein a table of
               contents, cross-reference
               sheet, and form Capital
               Certificates of Interest

     B-4(f)    Form of Indenture, dated   Registration filed on      Exhibit 4(g)
               September 1, 1980,         Form S-1 (Registration
               governing the terms        No. 2-69267)
               of the Two Year
               Subordinated Capital Certifi-
               cates of Interest (Series A),
               including therein a table of
               contents and cross-reference
               sheet

     B-4(g)(1) Form of Indenture, dated   Registration filed on      Exhibit 4(h)(1)
               as of September 1, 1985,   Form S-2 (Registration
               governing the terms        No. 33-428)
               of the One Year
               Subordinated Large Denomi-
               nation Loan Certificate
               (Series A), including
               therein a table of
               contents, cross-reference
               sheet, and form of One
               Year Subordinated Large
               Denomination Loan Certificates

     B-4(g)(2) Form of Indenture, dated   Registration filed on      Exhibit 4(d)(2)
               as of September 1, 1979,   Form S-1 (Registration
               governing the terms of     No. 2-65587)
               the One Year Subordinated
               Loan Certificates (Series B),
               including therein a table
               of contents and cross-
               reference sheet

     B-4(g)(3) Form of First Supplemental   Registration filed on     Exhibit 4(f)(2)
               Indenture, dated as of       Form S-1 (Registration
               September 1, 1980,           No. 2-69267)
               governing the terms
               of the One Year
               Subordinated Loan
               Certificates (Series C)

     B-4(h)    Form of Indenture,         Registration filed on     Exhibit 4(i)
               dated as of                Form S-2 (Registration
               September 1, 1985,         No. 33-428)
               governing the terms of
               the Six Month Subordinated
               Large Denomination Loan
              Certificate (Series A),
              including therein a table
              of contents, cross-
              reference sheet, and
              form of Six Month
              Subordinated Large
              Denomination Loan Certificates

     B-4(i)    Agreement to furnish       Registration filed on     Exhibit 4(h)
               copies of constituent      Form S-1 (Registration
               instruments defining       No. 2-59958)
               the rights of the holders
              of certain industrial
              revenue bonds

     B-4(j)(1) Note Agreement with the    Quarterly Report on Form  Exhibit B-4(n)
               Prudential Insurance       10-Q for the Fiscal
               Company of America         Quarter ended December
               dated as of December       31, 1986
               15, 1986

     B-4(j)(2) Amendment dated as of      Registration filed        Exhibit 4(l)(2)
               June 30, 1987, to          on Form S-2
               Note Agreement with        (Registration No.
               the Prudential Insurance   33-24623)
               Company of America

     B-4(j)(3) Note Agreement with the    Quarterly Report on      Exhibit B-4(q)(1)
               Prudential Insurance       Form 10-Q for the
               Company of America dated   Fiscal Quarter ended
               as of November 4, 1988     December 31, 1988

     B-4(j)(4) Note Agreement with        Quarterly Report on      Exhibit B-4(q)(2)
               Pruco Life Insurance       Form 10-Q for the
               Company dated as of        Fiscal Quarter ended
               November 4, 1988           December 31, 1988

     B-4(j)(5) Amendment dated as of      Registration filed on    Exhibit 4(l)(5)
               January 9, 1991, to Note   Form S-2 (Registration
               Agreements with the        No. 33-42900)
               Prudential Insurance
               Company of America and
               Pruco Life Insurance
               Company

     B-4(j)(6) Note Agreement with the    Registration filed on    Exhibit 4(l)(6)
               Prudential Insurance       Form S-2 (Registration
               Company of America,        No. 33-42900)
               dated as of June 3, 1991

     B-4(j)(7) Amendment dated as of      Registration filed on    Exhibit 4(l)(7)
               June 26, 1992, to Note     Form S-2 (Registration
               Agreements with the        No. 33-52268)
               Prudential Insurance
               Company of America

     B-4(j)(8) Amendment dated July       Registration filed on    Exhibit 4(l)(8)
               14, 1993, to Note          Form S-2 (Registration
               Agreements with the        No. 33-69204)
               Prudential Insurance
               Company of America and
               Pruco Life Insurance
               Company

     B-4(j)(9) Note Purchase and Private  Registration filed       Exhibit 4(j)(9)
               Agreement, dated as of     September 24, 1997
               February 11, 1997,         on Form S-2 (Registration
               with the Prudential        No. _______)
               Insurance Company of
               America

     B-4(j)(10) Amendment dated May 13,   Registration filed       Exhibit 4(j)(10)
                1997 to Note Agreements   September 24, 1997
                with the Prudential       on Form S-2 (Registration
                Insurance Company of      No. _______)
                America and with Pruco
                Life Insurance Company;
                Note Agreement dated as
                of June 3, 1991 with the
                Prudential Insurance
                Company of America; and
                Note Purchase and Private
                Shelf Agreement with the
                Prudential Insurance Company
                of America

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

     B-10(b)(1) Gold Kist Management      Registration filed on    Exhibit 10(b)
                Bonus Program*            Form S-1 (Registration
                                          No. 2-69267)

     B-10(b)(2) Amended Gold Kist         Registration filed on    Exhibit 10(b)(2)
                Management Bonus          Form S-2 (Registration
                Program*                  No. 2-79538)

     B-10(b)(3) Form of Gold Kist         Registration filed on    Exhibit 10(b)(3)
                Supplemental Executive    Form S-2 (Registration
                Retirement Income         No. 33-9007)
                non-qualified deferred
                compensation agreement
                between Gold Kist and
                certain executive officers
                and Resolution of Gold
                Kist Board of Directors
                authorizing the Supplemental
                Executive Retirement Plan*

     B-10(b)(4) Resolution of Gold Kist   Registration filed on    Exhibit 10(b)(4)
                Board of Directors        Form S-2 (Registration
                authorizing the Gold      No. 33-9007)
                Kist Special Award Plan*

     B-10(b)(5) Form of Gold Kist         Registration filed on    Exhibit 10(b)(5)
                Executive's Change        Form S-2 (Registration
                in Control Agreement      No. 33-31164)
                between Gold Kist and
                certain officers and
                resolution of Gold Kist
                Board of Directors
                authorizing the Officers
                Contingency Plan*

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

     B-10(b)(7) Form of Director          Registration filed on    Exhibit 10(b)(7)
                Emeritus Life Benefits    Form S-2 (Registration
                Agreement*                No. 33-36938)

     B-10(b)(8) Form of Director Emeritus Registration filed on    Exhibit 10(b)(8)
                Agreement for Medical     Form S-2 (Registration
                Benefits*                 No. 33-36938)

     B-10(b)(9) Gold Kist Executive       Registration filed on    Exhibit 10(b)(9)
                Savings Plan,             Form S-2 (Registration
                as amended *              No. 33-62869)

     B-10(b)(10) Gold Kist Director       Registration filed on    Exhibit 10(b)(10)
                 Savings Plan, as         Form S-2 (Registration
                 amended *                No. 33-62869)

     B-10(b)(11) Gold Kist Split Dollar   Registration filed on    Exhibit 10(b)(11)
                 Life Insurance Plan *    Form S-2 (Registration
                                          No. 33-62869)

     B-10(c)(l)  Form of Membership,      Registration filed on    Exhibit 13(b)
                 Marketing, and/or        Form S-1 (Registration
                 Purchasing Agreement     No. 2-59958)
                 of Gold Kist Inc.,
                 Atlanta, Georgia

     B-10(c)(2)  Form of Membership,      Registration filed on    Exhibit 10(c)(2)
                 Marketing, and/or        Form S-1 (Registration
                 Purchasing Agreement     No. 2-74205)
                 of Gold Kist Inc.,
                 Atlanta, Georgia,
                 as revised October 17,
                 1980

     B-10(c)(3)  Form of Membership,      Registration filed on    Exhibit 10(c)(3)
                 Marketing, and/or        Form S-2 (Registration
                 Purchasing Agreement     No. 33-428)
                 of Gold Kist Inc.,
                 Atlanta, Georgia,
                 as revised November
                 l, l984

     B-10(c)(4)  Form of Membership,      Registration filed on    Exhibit 10(c)(4)
                 Marketing,and/or         Form S-2 (Registration
                 Purchasing Agreement     No. 33-24623)
                 of Gold Kist Inc.,
                 Atlanta, Georgia,
                 revised October 29,
                 1987

     B-10(c)(5)  Form of Membership,      Registration filed on    Exhibit 10(c)(5)
                 Marketing, and/or        Form S-2 (Registration
                 Purchasing Agreement     No. 33-42900)
                 of Gold Kist Inc.,
                 Atlanta, Georgia,
                 revised August 21, 1991

     B-10(c)(6)  Form of Membership,      Registration filed       Exhibit 10(c)(6)
                 Marketing, and/or        September 24, 1997
                 Purchasing Agreement     on Form S-2 (Registration
                 of Gold Kist Inc.,       No. ________)
                 Atlanta, Georgia
                 revised July 9, 1997

     B-10(d)     CF Industries, Inc.,     Registration filed on    Exhibit 13(j)
                 Member Product           Form S-2 (Registration
                 Purchase Agreement       No. 2-59958)

     B-10(e)(1)  General Partnership      Registration filed on    Exhibit 10(h)(1)
                 Agreement (GC            Form S-2 (Registration
                 Properties) between      No. 33-428)
                 Gold Kist Inc. and
                 Cotton States Mutual
                 Insurance Company, dated
                 as of July 1, 1984

     B-10(e)(2)  Lease from GC            Registration filed on    Exhibit 10(h)(2)
                 Properties, dated        Form S-2 (Registration
                 December 11, 1984, for   No. 33-428)
                 home office building
                 space

     B-10(f)(1)  General Partnership      Annual Report on Form   Exhibit B-10(f)(1)
                 Agreement (Golden        10-K for the Fiscal
                 Peanut Company) between  Year Ended June 30, 1987
                 Gold Kist and Archer-
                 Daniels-Midland Company,
                 dated as of December
                 17, 1986

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

     B-10(f)(3)  Amendment to Amended     Registration filed on   Exhibit 10(f)(3)
                 and Restated Partner-    Form S-2 (Registration
                 ship Agreement (Golden   No. 33-42900)
                 Peanut Company) between
                 Gold Kist Inc., Archer-
                 Daniels-Midland Company
                 and Alimenta Processing
                 Corporation, dated as
                 of June 30, 1991

     B-10(f)(4)  Master Commercial        Annual Report on Form   Exhibit B-10(f)(2)
                 Facilities Lease         10-K for the Fiscal
                 Agreement between        Year Ended June 30, 1987
                 Gold Kist and Golden
                 Peanut Company dated
                 as of December 17, 1986

     B-10(g)     Grain Procurement        Annual Report on Form   Exhibit B-10(h)
                 Agreement between        10-K for the Fiscal
                 Gold Kist and Archer-    Year Ended June 30, 1987
                 Daniels-Midland Company,
                 dated August 31, 1987

     B-10(h)(1)  Credit Agreement         Registration filed      Exhibit 10(j)
                 dated as of August 9,    September 20, 1996
                 1996, with Various       on Form S-2
                 Banks and Lending        (Registration No.
                 Institutions, as         333-12397)
                 Lenders, and SunTrust
                 Bank, Atlanta, as agent

     B-10(h)(2)  First Amendment,         Registration filed      Exhibit 10(h)(2)
                 dated May 12, 1997,      September 24, 1997
                 to Credit Agreement      on Form S-2
                 dated August 9, 1996     (Registration No. ____)

     B-10(h)(3)  Second Amendment, dated  Registration filed      Exhibit 10(h)(3)
                 June 27, 1997, to        September 24, 1997
                 Credit Agreement dated   on Form S-2
                 August 9, 1996           (Registration No. _____)

     B-10(i)(1)  Master Note Agreement    Report filed on         Exhibit 4(h)
                 with Wachovia Bank of    Form 10-Q for the
                 Georgia, N.A., dated as  Fiscal Quarter Ended
                 of August 19, 1996       September 28, 1996

     B-10(j)     Guaranty dated December  Registration filed on   Exhibit 4(o)
                 18, 1992 by Gold Kist    Form S-2 (Registration
                 in favor of NationsBank  No. 33-69204)
                 of Georgia, N.A.

     B-21        Subsidiaries of the
                 Registrant

     B-27        Financial Data Schedule

     _________________________________
     *Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

        (b) Reports on Form 8-K. - No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 28, 1997.

     SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       GOLD KIST INC.

     Date:  September 23, 1997     By:/s/ G. O. Coan
                                       G. O. Coan, Chief Executive
                                       Officer (Principal Executive
                                       Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE             TITLE                    DATE
     /s/ G. O. Coan         Chief Executive    September 23, 1997
     G. O. COAN              Officer (Principal
                             Executive Officer)

     /s/ Peter J. Gibbons   Vice President-    September 23, 1997
     PETER J. GIBBONS        Finance (Principal
                             Financial Officer)

     /s/ W. F. Pohl, Jr.    Controller         September 23, 1997
     W. F. POHL, JR.         (Principal
                             Accounting Officer)

     /s/ W. P. Smith, Jr.      Director        September 19, 1997
     W. P. SMITH, JR.

     /s/ Fred K. Norris, Jr.   Director        September 19, 1997
     FRED K. NORRIS, JR.

     /s/ Dan Smalley           Director        September 19, 1997
     DAN SMALLEY

     /s/ Phil Ogletree, Jr.    Director        September 19, 1997
     PHIL OGLETREE, JR.

     /s/ James E. Brady, Jr.   Director        September 19, 1997
     JAMES E. BRADY, JR.

     /s/ A. Jack Nally         Director        September 19, 1997
     A. JACK NALLY

     /s/ W. Kenneth Whitehead  Director        September 19, 1997
     W. KENNETH WHITEHEAD

     /s/H. Michael Davis       Director        September 19, 1997
     H. MICHAEL DAVIS

     /s/ Herbert A. Daniel, Jr. Director       September 19, 1997
     HERBERT A. DANIEL, JR.

                             INDEX TO EXHIBITS

                                               Sequentially
     Exhibit                                   Numbered
     Number       Description                  Page

     B-3(b)       Current By-Laws of
                  Registrant, as amended

     B-21         Subsidiaries of the Registrant

     B-27         Financial Data Schedule