Form 10-Q
period 1997-09-27
GOLD KIST INC
filed 1997-11-10
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 27, 1997

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


                                    Yes  X       No





                          GOLD KIST INC.


                              INDEX


                                                      Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              September 27, 1997 and June 28, 1997       1

           Consolidated Statements of Operations -
              Three Months Ended September 27, 1997
              and September 28, 1996  . . . . . . .      2

             Consolidated Statements of Cash Flows -
              Three Months Ended September 27, 1997
              and September 28, 1996  . . . . . . .      3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . .    4 - 5

  Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
             Condition  . . . . . . . . . . . . . .    6 - 8

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K   . . .      9




                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                              September 27,     June 28,
                                                  1997            1997
                   ASSETS
Current assets:
   Cash and cash equivalents                   $   20,863         17,921
   Receivables, principally trade,
     including notes receivable of $82,993
     at September 27, 1997 and $73,157 at
     June 28, 1997, less allowance for
     doubtful accounts of $8,753 at
     September 27, 1997 and $8,836 at
     June 28, 1997                                232,931        250,359
   Inventories (note 3)                           262,856        295,977
   Commodities margin deposits                     18,749         56,570
   Other current assets                            48,852         23,692
        Total current assets                      584,251        644,519
Investments                                       133,239        132,683
Property, plant and equipment, net                304,403        295,174
Other assets (note 5)                              73,074         47,460
                                               $1,094,967      1,119,836

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                      $  192,800        178,900
    Subordinated loan certificates                 35,784         36,466
    Current maturities of long-term debt           16,074         15,188
                                                  244,658        230,554
   Accounts payable                               124,373        149,347
   Accrued compensation and related expenses       31,582         30,761
   Interest left on deposit                        10,909         11,396
   Other current liabilities                       15,821         13,192
        Total current liabilities                 427,343        435,250
Long-term debt, excluding current maturities      295,751        256,039
Accrued postretirement benefit costs               44,533         43,683
Other liabilities                                  12,685         10,331
        Total liabilities                         780,312        745,303
Minority interest                                       -         28,458
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 32 at
    September 27, 1997 and June 28, 1997               32             32
   Patronage reserves                             202,368        203,988
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $19,086 at September 27, 1997 and
    $17,634 at June 28, 1997)                      35,446         32,749
   Retained earnings                               76,809        109,306
        Total patrons' and other equity           314,655        346,075
                                               $1,094,967      1,119,836

             See Accompanying Notes to Consolidated Financial Statements.


                                                                  Page 2




                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)


                                               Three Months Ended
                                           Sept. 27,       Sept. 28,
                                             1997            1996

Net sales volume                            $556,859        519,291
Cost of sales                                568,263        479,163

     Gross margins (loss)                    (11,404)        40,128
Distribution, administrative and general
 expenses                                     39,999         38,352

     Net operating margins (loss)            (51,403)         1,776
Other income (deductions):
 Interest income                               3,430          3,193
 Interest expense                             (8,525)        (6,385)
 Equity in earnings (loss) of partnership
     (note 4)                                    845           (855)
 Miscellaneous, net                            4,430            645
         Total other income (deductions)         180         (3,402)

     Loss before income taxes and
         minority interest                   (51,223)        (1,626)

Income tax benefit                           (18,265)          (693)

     Loss before minority interest           (32,958)          (933)

Minority interest (note 5)                      -              (890)

     Net loss                               $(32,958)        (1,823)





         See Accompanying Notes to Consolidated Financial Statements.



                                                                   Page 3

                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)
                                     (Unaudited)

                                                    Three Months Ended
                                                  Sept. 27,    Sept. 28,
                                                    1997          1996
Cash flows from operating activities:
  Net loss                                        $(32,958)      (1,823)
  Non-cash items included in net loss:
     Depreciation and amortization                  10,072        9,975
     Equity in (earnings)loss of partnership          (845)         855
     Patronage refunds from other cooperatives        (440)        (394)
     Deferred income tax benefit                    (1,697)        (449)
     Other                                            (297)       3,568
  Changes in operating assets and liabilities:
     Receivables                                    17,428       27,278
     Inventories                                    33,121        1,496
     Commodities margin deposits                    37,821        3,012
     Other current assets                           (9,263)        (436)
     Accounts payable and accrued expenses         (35,556)     (16,593)
     Interest left on deposit                         (487)         177
        Net cash provided by operating activities   16,899       26,666

Cash flows from investing activities:
  Acquisition of subsidiary minority interest      (53,104)           -
  Acquisitions of property, plant and equipment    (19,791)     (22,208)
  Other, net                                         6,281       (2,013)
        Net cash used in investing activities      (66,614)     (24,221)

Cash flows from financing activities:
  Short-term borrowings, net                        13,218        1,349
  Proceeds from long-term debt                      81,509        6,822
  Principal payments of long-term debt             (40,911)     (12,673)
  Patronage refunds and other equity paid in cash   (1,159)        (965)
        Net cash provided by (used in) financing
           activities                               52,657       (5,467)

        Net change in cash and cash equivalents      2,942       (3,022)

Cash and cash equivalents at beginning of period    17,921       20,562

Cash and cash equivalents at end of period       $  20,863       17,540

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)       $   8,955        6,298
     Income taxes                                $       -        2,773




           See Accompanying Notes to Consolidated Financial Statements.



                                                       Page 4
                          GOLD KIST INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in Thousands)
                           (Unaudited)


1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 22 through 39, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 28, 1997.

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

3.  Inventories consist of the following:

                                      Sept. 27, 1997     June 28, 1997
     Merchandise for sale                $ 79,151            86,810
     Live poultry and hogs                101,639           101,579
     Marketable products - poultry         35,593            35,814
     Marketable products - cotton           4,261            27,442
     Raw materials, supplies and other     42,212            44,332
                                         $262,856           295,977

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $19.2 million at September 27, 1997 and $24.1 million at June 28, 1997. In July 1997, the Association received a distribution of $5.8 million from the partnership.

     Summarized operating statement  information of Golden Peanut
     Company is shown below:

                                                Three Months Ended
                                          Sept. 30,          Sept. 30,
                                            1997               1996
     Net sales and other operating
        income                            $81,000             86,189
     Costs and expenses                    78,466             88,755
        Net earnings (loss)               $ 2,534             (2,566)

                          GOLD KIST INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (Amounts in Thousands)
                           (Unaudited)


5. In January 1997, the Gold Kist Board of Directors adopted a resolution authorizing the Company's officers to negotiate with Golden Poultry Company, Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's common stock not currently owned by Gold
     Kist. Gold Kist owned 10,901,802 shares or 75% of Golden Poultry's 14,628,435 outstanding shares. The negotiations were completed and an Agreement and Plan of Merger executed in April 1997 (the "Merger Agreement"), among Gold Kist, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

     Pursuant to the Merger Agreement, Gold Kist agreed to pay $14.25 per share in cash for each outstanding share of common stock not already beneficially owned by Gold Kist. The Merger Agreement was approved by the Boards of Directors of the Association and Golden Poultry Company, Inc. and was approved by a majority of the owners of the Golden Poultry common stock not owned by Gold Kist at a Special Meeting of Shareholders on September 5, 1997. The merger became effective on September 8, 1997. The cost to acquire the outstanding shares and the estimated fees and expenses incurred in connection with the merger were approximately $55.1 million. The acquisition of the minority interest was accounted for using the purchase method of accounting. The cost in excess over the net assets acquired was $24.7 million.

6. In September 1997, Gold Kist entered into a notional amount five-year $25 million interest rate swap agreement with a commercial bank. Under the agreement, the Company will pay interest at a fixed rate of 5.90% and receive interest at the three-month London Interbank Offered Rate (LIBOR). In September 1999, the commercial bank has a onetime option to convert the fixed rate payment to LIBOR less .23%. In October 1997, Gold Kist entered into three notional amount five-year $25 million interest rate swap agreements with two commercial banks. Under the agreements, the Company will pay interest at a weighted average fixed rate of 5.98% and receive interest at the three-month LIBOR. In October 2000, one of the commercial banks has the onetime option to cancel two of the $25 million interest rate swap agreements.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $556.9 million for the three month period ended September 27, 1997 increased 7.2% as compared to the same period a year ago. The Poultry segment's net sales volume for the quarter ended September 27, 1997 increased approximately 3.0% as compared to the same quarter last fiscal year as a result of the increase in pounds of broiler products marketed. Poultry average selling prices for the three months ended September 27, 1997 of $144.6 million were comparable to the same period a year ago.

Net sales volume in the Agri-Services segment of $144.6 million for the three months ended September 27, 1997 increased approximately 21.6% as compared to the same period a year ago. The Agri-Services segment's net sales increase reflected growth in the procurement and marketing of cotton and increased retail sales of agricultural inputs. The increase in retail sales for the quarter ended September 27, 1997 reflected the weather delayed 1997 spring planting activity.

Net Operating Margins

The Association had a net operating loss of $51.4 million for the quarter ended September 27, 1997 as compared to net operating margins of $1.8 million for the quarter ended September 28, 1996. The net operating loss for the current quarter was primarily the result of high feed ingredient costs associated with the Company's forward purchasing and commodity trading activities. Poultry, pork and commercial animal feed product costs for the quarter ended September 28, 1997 reflected losses realized on futures and options transactions totaling $50.2 million.

The Poultry segment had a net operating loss of $38.4 million for the three months ended September 27, 1997 as compared to net operating margins of $13.0 million in the same period last fiscal year. Feed ingredient costs for the three months ended September 27, 1997 increased 19.2% as compared to the same three month period a year ago primarily as a result of the factors discussed above.

The Agri-Services segment had a net operating loss of approximately $9.2 million for the quarter ended September 27, 1997, which was comparable to the net operating loss for the same quarter a year ago. For the three months ended September 27, 1997, margin improvements in Retail store operations related to the increase in sales volume were offset by commercial animal feed and pork production losses. These losses were associated with increased feed ingredient costs discussed above.

The Association believes that feed ingredient costs at levels in excess of cash market prices during the six months ending December 27, 1997 will likely result in a net loss for fiscal 1998. The increase in feed ingredient costs and the resultant impact on net margins is primarily attributable to the

Company's forward purchasing and commodity trading activities. Deferred realized futures losses of $3.4 million at September 27, 1997 and realized losses of $27.4 million on futures positions closed in October 1997 will be reflected in the 1998 financial statements as an adjustment to product cost.

Other Income (Deductions)

Interest income was $3.4 million for the quarter ended September 27, 1997 as compared to $3.2 million for the same period a year ago. Interest expense for the three months ended September 27, 1997 increased $2.1 million to $8.5 million as a result of increased average borrowings necessary to support additional net sales volume and to fund net losses incurred. Also, interest expense for the quarter ended September 27, 1997 reflected additional borrowings to fund the purchase of Golden Poultry common stock (see note 5).

Equity in earnings of partnership of approximately $845,000 represented the Association's prorata share of Golden Peanut Company's earnings for the quarter ended September 27, 1997. This compared to a $855,000 share of the partnership's loss for the same quarter a year ago.

Miscellaneous, net was $4.4 million for the quarter ended September 27, 1997 as compared to $645,000 for the quarter ended September 28, 1996. Miscellaneous, net for the three months ended September 27, 1997 includes income of $2.0 million related to a poultry grower agreement. Miscellaneous, net for the three months ended September 27, 1997 includes patronage refunds in which the Association is a member and other dividends of $328,000. For the quarter ended September 27, 1997, miscellaneous, net reflected a $49,000 gain related to its ownership interest in a pecan processing and marketing company. For the quarter ended September 28, 1996, the Association recorded a $1.1 million loss related to this investment. Rental income of $516,000 was included in miscellaneous, net for the quarter ended September 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, an unsecured committed credit facility with a group of banks and uncommitted letters and lines of credit. The Association has a $250 million unsecured committed credit facility with nine commercial banks that includes a five-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. In 1997, the Association established a $125 million note agreement with an insurance company and a $50 million term loan. At September 27, 1997, the Association had unused loan commitments of $45.0 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating $100.5 million. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest, revolving credit agreements and a term loan commitment. The Association plans to negotiate a $500 million bank credit agreement with its existing lenders and others to replace its existing committed credit facilities.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1, the ratio of senior funded debt to total capitalization not to exceed 40% and total funded debt to total capitalization not to exceed 50%. At September 27, 1997, the Association's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.37:1, 50% and 39%, respectively. At September 27, 1997, the Association was in compliance with the covenants or had received the necessary waivers.

Working capital  and the  current ratio  were $156.9  million and
1.37 to 1, respectively, at September 27, 1997, as compared to $209.3 million and 1.48 to 1, respectively, at June 28, 1997. Patrons equity at September 27, 1997 was $314.7 million as compared to $346.1 million at June 28, 1997. For the quarter ended September 27, 1997, the impact of the $33.0 million net loss on patrons' equity was partially offset by the increase in
the unrealized gain on marketable  equity security.   Cash and
cash equivalents were approximately $20.9 million at September 27, 1997. Net cash provided by operations reflected a $50.5 million decrease in inventories and receivables during the current quarter.
The declines reflect the seasonal  nature  of   the  Agri-Services
segment's operations.

In September 1997, the Association acquired the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that it did not already own. The cost to acquire the outstanding shares and the fees and expenses incurred in connection with the merger were approximately $55.1 million. Other uses of cash included expenditures for the acquisition of property, plant and equipment, repayments of long-term debt, and patronage refunds and other equity payments. These items were substantially funded by net cash provided by operations of $16.9 million and borrowings of $94.7 million.

The Association plans capital expenditures of approximately $84.0 million in 1998 that primarily include expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1998 capital expenditures with existing cash balances and additional long-term borrowings, as needed. In 1998, management expects cash expenditures to approximate $5.0 million for equity distributions. The Association believes cash on hand and cash equivalents at September 27, 1997 and cash expected to be provided from operations, in addition to borrowings available under existing and anticipated credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1998.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

     (b) Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on  Form  8-K  during  the  three  months  ended
         September 27, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD KIST INC.
                                           (Registrant)

Date     November 11, 1997
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                   (Principal Executive Officer)


Date     November 11, 1997
                                          Peter J. Gibbons
                                       Vice President, Finance
                                      (Chief Financial Officer)





                                                           Page 9


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                Financial Data Schedule

     (b) Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on  Form  8-K  during  the  three  months  ended
         September 27, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD KIST INC.
                                           (Registrant)

Date     November 11, 1997            /s/ Gaylord O. Coan
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                   (Principal Executive Officer)


Date     November 11, 1997             /s/ Peter J. Gibbons
                                           Peter J. Gibbons
                                       Vice President, Finance
                                      (Chief Financial Officer)