Form 10-Q
period 1997-12-27
GOLD KIST INC
filed 1998-02-10
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 27, 1997

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


                                         Yes  X       No





                          GOLD KIST INC.


                              INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              December 27, 1997 and June 28, 1997 . . .   1

           Consolidated Statements of Operations -
              Three Months and Six Months Ended
              December 27, 1997 and December 28, 1996 .   2

           Consolidated Statements of Cash Flows -
              Six Months Ended December 27, 1997
              and December 28, 1996 . . . . . . . . . .   3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . .  4 - 5

  Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
             Condition  . . . . . . . . . . . . . . . .  6 - 9

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K   . . . . .    10



                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              December 27,      June 28,
                                                  1997            1997
                   ASSETS
Current assets:
   Cash and cash equivalents                   $   17,128         17,921
   Receivables, principally trade,
     including notes receivable of $54,895
     at December 27, 1997 and $73,157 at
     June 28, 1997, less allowance for
     doubtful accounts of $11,059 at
     December 27, 1997 and $8,836 at
     June 28, 1997                                207,912        250,359
   Inventories (note 3)                           377,822        295,977
   Commodities margin deposits                     13,491         56,570
   Other current assets                            65,226         23,692
        Total current assets                      681,579        644,519
Investments                                       124,398        132,683
Property, plant and equipment, net                307,194        295,174
Other assets (note 5)                              84,957         47,460
                                               $1,198,128      1,119,836

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                      $  144,000        178,900
    Subordinated loan certificates                 36,417         36,466
    Current maturities of long-term debt           16,556         15,188
                                                  196,973        230,554
   Accounts payable                               136,327        149,347
   Accrued compensation and related expenses       34,682         30,761
   Interest left on deposit                        11,308         11,396
   Other current liabilities                       16,881         13,192
        Total current liabilities                 396,171        435,250
Long-term debt, excluding current maturities      475,836        256,039
Accrued postretirement benefit costs               46,243         43,683
Other liabilities                                  10,197         10,331
        Total liabilities                         928,447        745,303
Minority interest                                       -         28,458
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 32 at
    December 27, 1997 and June 28, 1997                32             32
   Patronage reserves                             201,736        203,988
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $15,975 at December 27, 1997 and
    $17,634 at June 28, 1997)                      29,667         32,749
   Retained earnings                               38,246        109,306
        Total patrons' and other equity           269,681        346,075
                                               $1,198,128      1,119,836

             See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2


                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)

                                  Three Months Ended      Six Months Ended
                                  Dec. 27,   Dec. 28,   Dec. 27,   Dec. 28,
                                    1997       1996       1997       1996
Net sales volume                   $535,330   537,832  1,092,189  1,057,123
Cost of sales                       544,436   488,058  1,112,699    967,221
   Gross margins (loss)              (9,106)   49,774    (20,510)    89,902

Distribution, administrative
  and general expenses               45,916    45,408     85,915     83,760
   Net operating margins (loss)     (55,022)    4,366   (106,425)     6,142

Other income (deductions):
  Interest income                     3,191     2,694      6,621      5,887
  Interest expense                  (10,131)   (6,110)   (18,656)   (12,495)
  Equity in earnings of
   partnership (note 4)                 387     1,803      1,232        948
  Miscellaneous, net                  1,698       826      6,128      1,471
      Total other income
        (deductions)                 (4,855)     (787)     (4,675)   (4,189)
   Margins (loss) before income
      taxes and minority interest   (59,877)    3,579   (111,100)     1,953

Income tax expense(benefit)         (21,137)      967    (39,402)       274
   Margins(loss) before
      minority interest             (38,740)    2,612    (71,698)     1,679

Minority interest                         -      (862)         -     (1,752)
   Net margins (loss)              $(38,740)    1,750    (71,698)       (73)




             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)
                                     (Unaudited)

                                                      Six Months Ended
                                                     Dec. 27,   Dec. 28,
                                                       1997       1996
Cash flows from operating activities:
  Net loss                                          $(71,698)       (73)
  Non-cash items included in net loss:
     Depreciation and amortization                    21,190     19,712
     Equity in (earnings)loss of partnership          (1,232)      (948)
     Patronage refunds from other cooperatives          (440)      (394)
     Deferred income tax benefit                      (1,534)    (1,578)
     Other                                              (234)     6,121
  Changes in operating assets and liabilities:
     Receivables                                      42,447     63,675
     Inventories                                     (81,845)   (64,423)
     Commodities margin deposits                      43,079    (14,781)
     Other current assets                            (51,892)    26,776
     Accounts payable and accrued expenses            (5,410)    (2,892)
     Interest left on deposit                            (88)       870
        Net cash provided by (used in)
           operating activities                     (107,657)    32,065

Cash flows from investing activities:
  Acquisition of subsidiary minority interest        (53,104)         -
  Acquisitions of property, plant and equipment      (33,510)   (39,112)
  Other, net                                           8,877     (1,508)
        Net cash used in investing activities        (77,737)   (40,620)

Cash flows from financing activities:
  Short-term borrowings, net                         (34,949)    15,079
  Proceeds from long-term debt                       263,115     31,093
  Principal payments of long-term debt               (41,950)   (15,374)
  Patronage refunds and other equity paid in cash     (1,615)   (23,537)
        Net cash provided by financing activities     184,601     7,261

        Net change in cash and cash equivalents         (793)    (1,294)

Cash and cash equivalents at beginning of period      17,921     20,562

Cash and cash equivalents at end of period         $  17,128     19,268

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)         $  17,960     11,282
     Income taxes                                  $    -         7,049




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

3.  Inventories consist of the following:

                                      Dec. 27, 1997      June 28, 1997
     Merchandise for sale                $ 82,940            86,810
     Live poultry and hogs                 88,819           101,579
     Marketable products - poultry         39,055            35,814
     Marketable products - cotton         124,263            27,442
     Raw materials, supplies and other     42,745            44,332
                                         $377,822           295,977

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $19.8 million at December 27, 1997 and $24.1 million at June 28, 1997. In July 1997, the Association received a distribution of $5.8 million from the partnership.

     Summarized  operating statement information of Golden Peanut
     Company is shown below:

                           Three Months Ended      Six Months Ended
                           Dec. 27,   Dec. 28,    Dec. 27,  Dec. 28,
                             1997       1996        1997      1996
  Net sales and other
       operating income   $ 88,655    117,117     169,655    203,306
     Costs and expenses     87,489    111,708     165,955    200,463
       Net earnings       $  1,166      5,409       3,700      2,843

                          GOLD KIST INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (Amounts in Thousands)
                           (Unaudited)


5. In January 1997, the Gold Kist Board of Directors adopted a resolution authorizing the Association's officers to negotiate with Golden Poultry Company, Inc. to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry Company's common stock not currently owned by Gold Kist. Gold Kist owned 10,901,802 shares or 75% of Golden Poultry's 14,628,435 outstanding shares. The negotiations were completed and an Agreement and Plan of Merger executed in April 1997 (the "Merger Agreement"), among Gold Kist, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

     Pursuant to the Merger Agreement, Gold Kist agreed to pay $14.25 per share in cash for each outstanding share of common stock not already beneficially owned by Gold Kist. The Merger Agreement was approved by the Boards of Directors of the Association and Golden Poultry Company, Inc. and was approved by a majority of the owners of the Golden Poultry common stock not owned by Gold Kist at a Special Meeting of Shareholders on September 5, 1997. The merger became effective on September 8, 1997. The cost to acquire the outstanding shares and the estimated fees and expenses incurred in connection with the merger were approximately $55.1 million. The acquisition of the minority interest was accounted for using the purchase method of accounting. The cost in excess over the net assets acquired was $24.7 million, which is being amortized over 20 years.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $535.3 million for the three month period ended December 27, 1997 decreased .5% as compared to the same period a year ago. Net sales volume for the six months ended December 27, 1997 increased 3.3% or $35.1 million as compared to the six months ended December 28, 1996. The Poultry segment's net sales volume of approximately $400.0 million for the quarter ended December 27, 1997 declined approximately 2.1% as compared to the same quarter last fiscal year as a result of lower market prices for poultry products. Poultry average selling prices for the three months ended December 27, 1997 declined approximately 8.5% as compared to the same period a year ago. The decline in broiler market prices was attributable to excess industry supply, an increase in pork supplies and instability in the Southeast Asia markets. The impact of the decline in market prices was partially offset by a 6% increase in broiler pounds sold. The Poultry segment's net sales volume for the six months ended December 27, 1997 was $811.2 million as compared to $807.9 million for the comparable period last year.

Net sales volume in the Agri-Services segment of $136.4 million for the three months ended December 27, 1997 increased approximately 10.4% as compared to the same period a year ago. Net sales volume of $281.0 million for the six months ended December 27, 1997 increased 15.9% as compared to the same period last fiscal year. The Agri-Services segment's net sales increase for the quarter ended December 27, 1997 reflected growth in the cotton procurement and marketing operations. However, Retail sales of agricultural inputs declined during the quarter ended December 27, 1997 as a result of wet weather conditions in the Southeastern United States.


Net Operating Margins

The Association had a net operating loss of $55.0 million for the quarter ended December 27, 1997 as compared to net operating margins of $4.4 million for the quarter ended December 28, 1996. For the six months ended December 27, 1997, the Association's net operating loss was $106.4 million as compared to net margins of $6.1 million during the six months ended December 28, 1996. The net operating loss for the current quarter was primarily the result of high feed ingredient costs associated with the Company's forward purchasing and commodity trading activities and lower market prices for poultry products. Poultry, pork and commercial animal feed product costs for the three and six months ended December 27, 1997 reflected losses realized on futures and options transactions totaling $34.0 million and $84.2 million, respectively.

The Poultry segment had a net operating loss of $39.6 million for the three months ended December 27, 1997 as compared to net operating margins of $13.7 million in the same period last fiscal year. The 8.5% decline in average selling prices contributed significantly to the net operating loss. Feed ingredient costs for the three months ended December 27, 1997 increased 6.4% as compared to the same three month period a year ago primarily as a result of the factors discussed above. For the six months ended December 27, 1997, the Poultry segment reported a $77.9 million net operating loss as compared to net operating margins of $26.7 million a year ago.

The Agri-Services segment had a net operating loss of approximately $12.6 million for the quarter ended December 27, 1997, as compared to a $5.6 million net operating loss for the same quarter a year ago. The increase in the Agri-Services segment's net operating loss for the quarter ended December 27, 1997 was primarily attributable to losses in cotton ginning and marketing activities. In addition, production losses associated with increased feed ingredient costs discussed above contributed to the overall increase in the Agri-Services segment's net operating loss. The Agri-Services segment's net loss for the six months ended December 27, 1997 was $21.9 million as compared to $14.6 million in the comparable period last year.

The Association believes that feed ingredient costs at levels in excess of cash market prices during the six months ending December 27, 1997 will likely result in a net loss for fiscal 1998. The increase in feed ingredient costs and the resultant impact on net margins is primarily attributable to the Company's forward purchasing and commodity trading activities.

Other Income (Deductions)

Interest income was $3.2 million for the quarter ended December 27, 1997 as compared to $2.7 million for the same period a year ago. Interest expense for the three months ended December 27, 1997 increased $4.0 million to $10.1 million as a result of increased average borrowings necessary to support additional net sales volume and to fund net losses incurred. Also, interest expense for the quarter ended December 27, 1997 reflected borrowings to fund the acquisition of Golden Poultry common stock (see note 5).

Equity in earnings of partnership of approximately $387,000 represented the Association's pro rata share of Golden Peanut
Company's earnings for the quarter ended December 27, 1997 as compared to $1.8 million for the same quarter a year ago.

Miscellaneous, net was $1.7 million for the quarter ended December 27, 1997 as compared to $826,000 for the quarter ended December 28, 1996. Miscellaneous, net for the three months ended December 27, 1997 includes patronage refunds in which the Association is a member and other dividends of $309,000. Miscellaneous, net includes the Association's $158,000 pro rata share in the earnings of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. For the quarter ended December 27, 1997, miscellaneous, net reflected a $153,000 loss from its ownership interest in a pecan processing and marketing company. For the quarter ended December 28, 1996, the
Association  recorded  earnings  of  $111,000   related  to  this
investment. Rental income of $512,000 was included in miscellaneous, net for the quarter ended December 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates, a committed credit facility with a group of banks and uncommitted letters and lines of credit. During the quarter ended September

27,  1997,  the  Association  established an  $125  million  note agreement with an insurance company and a $50 million term loan. In December 1997, the Association established a $440 million unsecured committed credit facility with eight commercial banks that includes a five-year $132 million revolving credit commitment, a $132 million 364-day line of credit commitment and a six-year $176 million term loan. Due to higher-than-expected net losses sustained in the six months ended December 27, 1997, the Association was in violation of certain financial covenants associated with these facilities and received waivers of these covenants in connection with a restructuring of the credit facilities. The Association anticipates that the restructured credit facilities will result in increased borrowing costs and will be secured with substantially all of the Association's assets. The restructured revolving credit and term facilities are expected to have three-year terms and to limit the availability of short-term and long-term financing and capital expenditures. The Association will likely be required to apply excess cash flow to the three-year term loan.

Working capital  and the  current ratio  were $285.4 million  and
1.72 to 1, respectively, at December 27, 1997, as compared to $209.3 million and 1.48 to 1, respectively, at June 28, 1997. The terms of existing facilities require a ratio of current assets to current liabilities of not less than 1.25:1, the ratio of senior funded debt to total capitalization not to exceed 40%, total funded debt to total capitalization not to exceed 50% and a minimum fixed charge coverage ratio of 1.50:1. At December 27, 1997, the Association's current ratio, senior funded debt to total capitalization and total funded debt to capitalization, determined under the loan agreements, were 1.72:1, 55% and 65%, respectively. The fixed charge coverage ratio for the six months ended December 27, 1997 was .21:1.

At December 27, 1997, the Association had unused loan commitments of $45 million and additional unused uncommitted facilities to provide loans and letters of credit from banks aggregating $70.5 million. The primary sources of external long-term financing are a note agreement with an insurance company, proceeds from the continuous offering of Subordinated Capital Certificates of Interest, revolving credit agreements and a term loan commitment.

Patrons equity at December 27, 1997 was $269.7 million as compared to $346.1 million at June 28, 1997. The decline in patrons' equity was due to the $71.7 million net loss and to a lesser extent, a decrease in the unrealized gain on marketable equity security. In addition to the net operating loss for the six months ended December 27, 1997, net cash used in operating activities reflected the increase in cotton inventories associated with the 1997 harvest. These factors were partially offset by the seasonal decrease in Agri-Services segment receivables.

In September 1997, the Association acquired the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that it did not already own. The cost to acquire the outstanding shares and the fees and expenses incurred in connection with the merger were approximately $55.1 million. Other uses of cash included expenditures for the acquisition of property, plant and equipment of $33.5 million, repayments of long-term debt, and other equity payments. These items were substantially funded by borrowings of $228.2 million.

The Association plans capital expenditures of approximately $84.0 million in 1998 that primarily include expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1998 capital expenditures with additional long-term borrowings. In 1998, management expects cash expenditures to approximate $4.0 million for equity distributions. The Association believes cash expected to be provided from operations, in addition to borrowings available under existing and anticipated credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 1998.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

       (b)   Reports  on Form 8-K.   Gold Kist has  not filed any
             reports on Form  8-K during the  three months  ended
             December 27, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD KIST INC.
                                           (Registrant)

Date     February 10, 1998
                                           Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)


Date     February 10, 1998
                                          Peter J. Gibbons
                                       Vice President, Finance
                                      (Chief Financial Officer)

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                Financial Data Schedule

     (b) Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on  Form  8-K  during  the  three  months  ended
         December 27, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLD KIST INC.
                                         (Registrant)

Date     February 10, 1998           /s/ Gaylord O. Coan
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                  (Principal Executive Officer)


Date     February 10, 1998          /s/ Peter J. Gibbons
                                        Peter J. Gibbons
                                    Vice President, Finance
                                   (Chief Financial Officer)