Form 10-Q
period 1998-03-28
GOLD KIST INC
filed 1998-05-12
CIK 215994

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 28, 1998

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

                                                 Yes  X     No



                          GOLD KIST INC.


                              INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
              March 28, 1998 and June 28, 1997  . . . .    1

           Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              March 28, 1998 and March 29, 1997 . . . .    2

           Consolidated Statements of Cash Flows -
              Nine Months Ended March 28, 1998
              and March 29, 1997  . . . . . . . . . . .    3

           Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . .  4 - 5

  Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
             Condition  . . . . . . . . . . . . . . . .  6 - 9

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K   . . . . .   10


                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                              March 28,         June 28,
                                                 1998             1997
                   ASSETS
Current assets:
   Cash and cash equivalents                   $   11,973         17,921
   Receivables, principally trade,
     including notes receivable of $43,765
     at March 28, 1998 and $73,157 at
     June 28, 1997, less allowance for
     doubtful accounts of $12,108 at
     March 28, 1998 and $8,836 at
     June 28, 1997                                215,436        250,359
   Inventories (note 3)                           379,442        295,977
   Commodities margin deposits                      6,492         56,570
   Other current assets                            52,094         23,692
        Total current assets                      665,437        644,519
Investments                                       129,667        132,683
Property, plant and equipment, net                309,962        295,174
Other assets (note 5)                              92,339         47,460
                                               $1,197,405      1,119,836

        LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                      $  132,000        178,900
    Subordinated loan certificates                 37,332         36,466
    Current maturities of long-term debt           16,798         15,188
                                                  186,130        230,554
   Accounts payable                               154,037        149,347
   Accrued compensation and related expenses       29,332         30,761
   Interest left on deposit                        11,625         11,396
   Other current liabilities                       14,210         13,192
        Total current liabilities                 395,334        435,250
Long-term debt, excluding current maturities      487,268        256,039
Accrued postretirement benefit costs               47,522         43,683
Other liabilities                                  11,044         10,331
        Total liabilities                         941,168        745,303
Minority interest                                       -         28,458
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 32 at
    March 28, 1998 and June 28, 1997                   32             32
   Patronage reserves                             198,759        203,988
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $16,666 at March 28, 1998 and
    $17,634 at June 28, 1997)                      30,951         32,749
   Retained earnings                               26,495        109,306
        Total patrons' and other equity           256,237        346,075
                                               $1,197,405      1,119,836

      See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2


                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                     (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                  Mar. 28,   Mar. 29,   Mar. 28,   Mar. 29,
                                    1998       1997       1998       1997
Net sales volume                   $594,838   577,456   1,687,027  1,634,579
Cost of sales                       559,817   530,062   1,672,516  1,497,283
   Gross margins                     35,021    47,394      14,511    137,296

Distribution, administrative
  and general expenses               45,541    41,827     131,456    125,587
   Net operating margins (loss)     (10,520)    5,567    (116,945)    11,709

Other income (deductions):
  Interest income                     1,974     1,849       8,595      7,736
  Interest expense                  (13,272)   (6,545)    (31,928)   (19,040)
  Equity in earnings of
   partnership (note 4)                 816     1,035       2,048      2,077
  Miscellaneous, net                    397       290       6,525      1,667
      Total other deductions        (10,085)   (3,371)    (14,760)    (7,560)
   Margins (loss) before income
      taxes and minority interest   (20,605)    2,196    (131,705)     4,149

Income tax expense(benefit)          (7,678)      932     (47,080)     1,206
   Margins (loss) before
      minority interest             (12,927)    1,264     (84,625)     2,943

Minority interest                         -       (71)          -     (1,823)
   Net margins (loss)              $(12,927)    1,193     (84,625)     1,120




       See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                                    GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)
                                     (Unaudited)

                                                     Nine Months Ended
                                                     Mar. 28,   Mar. 29,
                                                       1998       1997
Cash flows from operating activities:
  Net margins (loss)                                $(84,625)     1,120
  Non-cash items included in net margins (loss):
     Depreciation and amortization                    32,357     29,459
     Equity in earnings of partnership                (2,048)    (2,077)
     Patronage refunds from other cooperatives        (2,453)    (5,642)
     Minority interest                                   -        1,823
     Deferred income tax expense (benefit)            (1,245)       177
     Other                                               219      5,849
  Changes in operating assets and liabilities:
     Receivables                                      34,923     44,306
     Inventories                                     (83,465)   (72,286)
     Commodities margin deposits                      50,078     14,917
     Other current assets                            (42,638)    (1,718)
     Accounts payable and accrued expenses             4,279     12,299
     Interest left on deposit                            229      1,181
        Net cash provided by (used in)
           operating activities                      (94,389)    29,408

Cash flows from investing activities:
  Acquisition of subsidiary minority interest        (53,104)       -
  Acquisitions of property, plant and equipment      (47,499)   (58,958)
  Other, net                                           5,653         92
        Net cash used in investing activities        (94,950)   (58,866)

Cash flows from financing activities:
  Short-term borrowings (repayments), net            (46,034)    29,865
  Proceeds from long-term debt                       285,200     70,661
  Principal payments of long-term debt               (52,361)   (46,703)
  Patronage refunds and other equity paid in cash     (3,414)   (29,205)
        Net cash provided by financing activities    183,391     24,618

        Net change in cash and cash equivalents       (5,948)    (4,840)

Cash and cash equivalents at beginning of period      17,921     20,562

Cash and cash equivalents at end of period          $ 11,973     15,722

Supplemental disclosure of cash flow data:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)          $ 27,952     17,939
     Income taxes                                   $   -         9,967



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

3.  Inventories consist of the following:

                                      Mar. 28, 1998      June 28, 1997
     Merchandise for sale                $119,835            86,810
     Live poultry and hogs                 92,104           101,579
     Marketable products - poultry         42,690            35,814
     Marketable products - cotton          84,277            27,442
     Raw materials, supplies and other     40,536            44,332
                                         $379,442           295,977

4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $20.4 million at March 28, 1998 and $24.1 million at June 28, 1997. In July 1997, the Association received a distribution of $5.8 million from the partnership.

     Summarized  operating statement information of Golden Peanut
     Company is shown below:

                           Three Months Ended      Nine Months Ended
                           Mar. 31,   Mar. 31,    Mar. 31,  Mar. 31,
                             1998       1997        1998      1997
     Net sales and other
       operating income   $105,372     89,636     275,027    292,942
     Costs and expenses    102,929     86,375     268,884    286,838
       Net earnings       $  2,443      3,261       6,143      6,104

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

The Association's net sales volume of $594.8 million for the three month period ended March 28, 1998 increased 3.0% as compared to the same period a year ago. Net sales volume for the nine months ended March 28, 1998 increased 3.2% or $52.4 million as compared to the nine months ended March 29, 1997. The overall increase in net sales volume for these periods was primarily due to growth in the Association's cotton procurement and marketing operations.

The Poultry segment's net sales volume of approximately $404.0 million for the quarter ended March 28, 1998 increased slightly as compared to the same quarter last fiscal year. Poultry average selling prices for the three months ended March 28, 1998 declined approximately 2.1% as compared to the same period a year ago. The impact of the decline in market prices on net sales volume was partially offset by an increase in pounds of poultry sold. The Poultry segment's net sales volume for the nine months ended March 28, 1998 was $1.2 billion, which represented a slight increase over the comparable period a year ago. For the nine months ended March 28, 1998, average selling prices were 3.8% lower than in the comparable period a year ago. However, pounds of poultry sold for the current nine month period increased approximately 4.3% as compared to the nine months ended March 29, 1997. The decline in broiler market prices is attributable to excess industry supply, an increase in pork and beef supplies and instability in the Southeast Asia markets.

Net sales volume in the Agri-Services segment of $190.8 million for the three months ended March 28, 1998 increased approximately 4.6% as compared to the same period a year ago. Net sales volume of $472.0 million for the nine months ended March 28, 1998 increased 11.0% as compared to the same period last fiscal year. The Agri-Services segment's net sales increase for the three and nine months ended March 28, 1998 reflected growth in cotton procurement and marketing operations. Cotton division net sales for the quarter ended March 28, 1998 were $88.4 million as compared to $31.5 million for the comparable quarter last year. Retail and wholesale sales of agricultural inputs declined approximately 18.2% for the three months ended March 28, 1998 as compared to the same period a year ago due to wet weather conditions in the southeastern United States, a reduction in spring plantings due to lower commodity prices and poor crop yields last fall.


Net Operating Margins (Loss)

The Association had a net operating loss of $10.5 million for the quarter ended March 28, 1998 as compared to net operating margins of $5.6 million for the quarter ended March 29, 1997. For the nine months ended March 28, 1998, the Association's net operating loss was $116.9 million as compared to net margins of $11.7 million during the nine months ended March 29, 1997. The net operating loss for the three and nine months ended March 28, 1998 was primarily the result of high poultry production costs associated with the Association's forward purchasing and commodity trading activities, as well as lower market prices for poultry products. Poultry, pork and commercial animal feed product costs for the three and nine months ended March 28, 1998 reflected losses realized on futures and options transactions totaling $1.9 million and $86.1 million, respectively. Also, lower Agri-Services net sales volume contributed significantly to the net operating losses for the periods presented.

The Poultry segment had a net operating loss of $5.4 million for the three months ended March 28, 1998 as compared to net operating margins of $4.0 million in the same period last fiscal year. The 2.0% decline in average selling prices contributed to the net operating loss. Feed ingredient costs for the three months ended March 28, 1998 declined 3.4% as compared to the same period a year ago due to lower cash commodity prices for corn and soybean meal. For the nine months ended March 28, 1998, the Poultry segment reported an $83.3 million net operating loss as compared to net operating margins of $22.8 million in the same period a year ago. The net operating loss for the current nine months reflected the increase in feed ingredient costs discussed above.

The Agri-Services segment had a net operating loss of approximately $2.6 million for the quarter ended March 28, 1998, as compared to a $12.5 million net operating margin for the same quarter a year ago. The Agri-Services segment's net operating loss for the quarter ended March 28, 1998 was primarily attributable to losses in cotton ginning and marketing activities, as well as retail store losses due primarily to inclement weather conditions. The Association's fertilizer division recorded a $3.7 million patronage refund from a fertilizer cooperative as a reduction in cost of sales in the quarter ended March 28, 1998. This compared to a patronage refund of $10.1 million recorded in the quarter ended March 29, 1997. High commercial animal feed production costs contributed to the overall increase in the Agri-Services segment's net operating loss. The Agri-Services segment's net loss for the nine months ended March 28, 1998 was $24.5 million as compared to $2.2 million in the comparable period last year.


Other Income (Deductions)

Interest income was approximately $2.0 million for the quarter ended March 28, 1998 as compared to $1.8 million for the same quarter a year ago. Interest expense for the three months ended March 28, 1998 increased to $13.3 million as a result of increased average borrowings necessary to support additional net sales volume and to fund net losses. Also, interest expense for the three and nine months ended March 28, 1998 reflected borrowings to fund the acquisition of Golden Poultry common stock (see Note 5 of Notes to Consolidated Financial Statements).

Equity in earnings of partnership of approximately $2.0 million represented the Association's pro rata share of Golden Peanut
Company's earnings for the nine months ended March 28, 1998.

Miscellaneous, net was $397,000 for the quarter ended March 28, 1998 as compared to $290,000 for the quarter ended March 29, 1997. Miscellaneous, net for the three months ended March 28, 1998 includes patronage refunds from other cooperatives and other dividends of $277,000. Miscellaneous, net includes the Association's $60,000 pro rata share in the loss of a partially-owned foreign affiliate whose principal business activities include the marketing, purchasing and resale of edible peanuts. For the quarter ended March 28, 1998, miscellaneous, net reflected a $131,000 loss from its ownership interest in a pecan processing and marketing company. Miscellaneous, net includes a $327,000 loss for the quarter ended March 28, 1998, representing the Association's pro rata share of the loss of a partially-owned affiliate whose principal business activities include the manufacture and sale of fertilizer ingredients. Rental income of $533,000 was included in miscellaneous, net for the quarter ended March 28, 1998.

For the nine months ended March 28, 1998, miscellaneous, net was $6.5 million as compared to $1.7 million for the same period a year ago. The increase reflects income of $2.0 million related to a poultry grower agreement and an increase in gains on sales of assets. Miscellaneous, net for the nine months ended March 29, 1997 reflects a $1.0 million loss on the purchase of subsidiary common stock.


LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are proceeds from the continuous offering of Subordinated Loan Certificates and a committed credit facility with a group of banks. During the quarter ended September 27, 1997, the Association established a $50 million term loan with an agricultural credit bank. In December 1997, the Association established a $440 million committed credit facility with eight commercial banks that includes a $132 million revolving credit commitment, a $132 million 364-day line of credit commitment and a $176 million term loan. Due to higher-than-expected net losses sustained in the six months ended December 27, 1997, the Association was in violation of certain financial covenants associated with these facilities and received waivers of these covenants in connection with a restructuring of the credit facilities. The restructured credit facilities will result in increased borrowing costs and are secured with substantially all of the Association's assets. The restructured revolving credit and term facilities have three-year terms and limit the availability of short-term and long-term financing.

Working capital  and the  current ratio  were $270.1  million and
1.68 to 1, respectively, at March 28, 1998, as compared to $209.3 million and 1.48 to 1, respectively, at June 28, 1997. The terms of the restructured facilities require a ratio of current assets to current liabilities of not less than 1.25:1, the ratio of funded debt to total capitalization not to exceed 70% and the Association must maintain a minimum tangible net worth of $240 million. Additionally, the terms of the agreements place limitations on capital spending, patronage refunds, redemptions of patrons' equity and the use of forward contracts and commodity derivatives. The Association is required to apply excess cash flow to the three-year term loan. At March 28, 1998, the Association's current ratio and funded debt to capitalization, determined under the loan agreements, were 1.68:1 and 66%, respectively.

At March 28, 1998, the Association had unused loan commitments of $79.2 million. The primary sources of external long-term financing are proceeds from the continuous offering of Subordinated Capital Certificates of Interest and a revolving credit facility.

Patrons equity at March 28, 1998 was $256.2 million as compared to $346.1 million at June 28, 1997. The decline in patrons' equity was due to the $84.6 million net loss for the nine months ended March 28, 1998 and to a lesser extent, redemptions of patrons' equity. In addition to the net operating loss for the nine months ended March 28, 1998, net cash used in operating activities reflected the increase in cotton inventories associated with the 1997 harvest, as well as seasonal increases in retail inventories of crop production inputs. These factors were partially offset by the seasonal decrease in Agri-Services segment receivables.

In September 1997, the Association acquired the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that it did not already own. The cost to acquire the outstanding shares and the fees and expenses incurred in connection with the merger were approximately $55.1 million. Other uses of cash included expenditures for the acquisition of property, plant and equipment of $47.5 million, repayments of long-term debt, and other equity payments. These items were substantially funded by borrowings of $285.2 million.

The Association plans capital expenditures of approximately $61.0 million in 1998 and $34.0 million in 1999 that primarily include expenditures for expansion and technological advances in poultry production and processing and to a lesser extent, Agri-Services segment improvements. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned capital expenditures with borrowings available under existing credit facilities. In 1998, management expects cash expenditures to approximate $4.0 million for equity distributions. The Association believes cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements and proceeds from the sale of Subordinated Capital Certificates of Interest, will be sufficient to maintain cash flows adequate for the Association's operational objectives.

FUTURE ACCOUNTING REQUIREMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These new standards become effective for fiscal years beginning after December 15, 1997. The Association will begin reporting comprehensive income in compliance with SFAS No. 130 beginning with the quarter ending September 26, 1998, while reporting under SFAS No. 131 initially will be presented in the consolidated financial statements for fiscal 1999. While the Association is evaluating the criteria of SFAS No. 131 as they apply to its operations, the Association does not anticipate significant changes to its reportable segments. Both of the statements require additional reporting and expanded disclosures, but will have no effect on the Association's results of operations, financial position, capital resources or liquidity.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" that revised disclosure requirements for pension and other postretirement benefits. It does not affect the measurement of the expense of the Association's pension and other postretirement benefits. The disclosure requirements of the standard will be reflected in the Association's 1999 consolidated financial statements.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibit

             Designation of Exhibit
             in this Report            Description of Exhibit

                 27                    Financial Data Schedule

       (b)   Reports  on Form 8-K.   Gold Kist has  not filed any
             reports on Form  8-K during the  three months  ended
             March 28, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOLD KIST INC.
                                          (Registrant)

Date     May 12,1998
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                   (Principal Executive Officer)


Date     May 12, 1998
                                         Peter J. Gibbons
                                      Vice President, Finance
                                     (Chief Financial Officer)



                                                      Page 10


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report        Description of Exhibit

                 27                Financial Data Schedule

     (b) Reports  on Form  8-K.   Gold  Kist  has not  filed  any
         reports on Form 8-K during the three months ended
         March 28, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GOLD KIST INC.
                                           (Registrant)

Date     May 12, 1998                  /s/ Gaylord O. Coan
                                           Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)


Date     May 12, 1998                  /s/ Peter J. Gibbons
                                           Peter J. Gibbons
                                       Vice President, Finance
                                      (Chief Financial Officer)