Form 10-K
period 1998-06-27
GOLD KIST INC
filed 1998-09-24
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.


                           FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year           Commission File
     ended June 27, 1998           No. 2-59958

                        GOLD KIST INC.

    (Exact name of registrant as specified in its charter)

          Georgia                            58-0255560
     (State or other jurisdiction       (I.R.S. Employer
      of incorporation or organization) Identification No.)

              244 Perimeter Center Parkway, N. E.
                    Atlanta, Georgia 30346

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

              DOCUMENTS INCORPORATED BY REFERENCE
                        Not Applicable.



                       TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties) . . . .             1

 2.  Properties  . . . . . . . . . . .            11

 3.  Legal Proceedings  . . . . . . . .           11

 4.  Submission of Matters to a
     Vote of Security Holders . . . . . .         11

 5.  Market for Registrant's Common Equity
     and Related Stockholder Matters              11

 6.  Selected Financial Data . . . . .            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations. .                                13

 7A. Quantitative and Qualitative
     Disclosure about Market Risk .               18

 8.  Financial Statements and Supplementary
     Data . . . . . . . . . .                     19

 9.  Changes in and Disagreements with
     Accountants on Accounting and
     Financial Disclosure .. . . . . .            40

10.  Directors and Executive Officers
     of the Registrant  . . . . . .               40

11.  Executive Compensation  . . . . .            43

12.  Security Ownership of Certain
     Beneficial Owners and Management             46

13.  Certain Relationships and Related
     Transactions. . . . . . . . .                46

14.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K  . . . .             47



                             - i -
                        GOLD KIST INC.

     ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 27, 1998

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

     Gold Kist has entered into an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, with Southern States Cooperative, Incorporated ("Southern States"), pursuant to which the Association has agreed to sell and assign, and Southern States has agreed to purchase and assume, the assets and certain of the obligations of the Association's agricultural inputs business. The affected assets include substantially all of the assets of the Association's AgriServices segment (including the retail stores division, the fertilizer and chemicals division, and the pet food and animal products division), as well as certain crop notes receivable of AgraTrade Financing, Inc., the Association's wholly-owned finance subsidiary. The Association's poultry, pork, aquaculture, seed marketing and other operations and businesses are not affected by this transaction. The consideration to be paid the Association in connection with the sale shall be an amount equal to $41.4 million plus the net current asset value as of the closing date less the remaining obligations under an industrial development bond and lease obligation as of the closing date. Unless Southern States otherwise agrees, the final purchase price shall not exceed $251.4 million. Subject to the satisfaction of certain conditions to closing, the consummation of the transaction shall take place on October 13, 1998, or such other date as the Association and Southern States may agree. Upon the consummation of this transaction, the Association will no longer engage in the business operated by the affected segments.

     In addition, in September 1998, the Association sold certain assets of its cotton marketing business. As a result of that transaction, and the conveyance of certain cotton ginning and storage facilities operated by the Association to Southern States pursuant to the Agreement described above, the Association will terminate its cotton operations other than the Moultrie, Georgia cotton warehouse activities in the first quarter of fiscal 1999.

                            POULTRY
Broilers

     Gold Kist conducted its poultry operations in fiscal 1998 through six Gold Kist cooperative broiler divisions, through its former 75% majority-owned public subsidiary, Golden Poultry Company, Inc. ("Golden Poultry"), and through its former partnership interest in Carolina Golden Products Company ("Carolina Golden"). Gold Kist acquired the remaining interests in Golden Poultry and Carolina Golden in September 1997 and conducted the operations of those companies subsequently as cooperative broiler divisions of Gold Kist. See Note 11 of Notes to Consolidated Financial Statements.

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one of Gold Kist's decentralized broiler complexes. Each Gold Kist decentralized broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, sales and accounting office(s), and transportation facilities. The six complexes operated as Gold Kist divisions throughout fiscal 1998 are headquartered in Boaz and Cullman, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. The broiler growers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing and marketing services for the broilers grown.

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

     The principal products marketed by the broiler divisions are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Gold Kist Farmsr and Young 'n Tenderr labels; however, some is sold under customers' private labels. Most of the frozen chicken carries the Gold Kistr or Early Birdr label. Cornish game hens are marketed in frozen form primarily to hotels, restaurants and grocery stores under the Gold Kist Farms, Young 'n Tender and Medallionr labels. Medallion, Big Valuer, Gold Kist Farms, Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

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

                          Fiscal Year Ended (000's Omitted)

                        June 29,        June 28,       June 27,
                           1996            1997           1998
Broiler Products
Volume            $1,380,649      $1,629,705       $1,630,437
Percentage (%)          97.2            98.2           98.7


                         AGRI-SERVICES

      Gold Kist purchases, manufactures and processes fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products are distributed through approximately 100 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist serves as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain.

     Gold Kist has entered into an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, with Southern States Cooperative, Incorporated ("Southern States"), pursuant to which the Association has agreed to sell and assign, and Southern States has agreed to purchase and assume, the assets and certain of the obligations of the Association's agricultural inputs business. The affected assets include substantially all of the assets of the Association's AgriServices segment (including the retail stores division, the fertilizer and chemicals division, and the pet food and animal products division), as well as certain crop notes receivable of AgraTrade Financing, Inc., the Association's wholly-owned finance subsidiary. The Association's poultry, pork, aquaculture, seed marketing and other operations and businesses are not affected by this transaction. The consideration to be paid the Association in connection with the sale shall be an amount equal to $41.4 million plus the net current asset value as of the closing date less the remaining obligations under an industrial development bond and lease obligation as of the closing date. Unless Southern States otherwise agrees, the final purchase price shall not exceed $251.4 million. Subject to the satisfaction of certain conditions to closing, the consummation of the transaction shall take place on October 13, 1998, or such other date as the Association and Southern States may agree. Upon the consummation of this transaction, the Association will no longer engage in the business operated by the affected segments.

     In addition, in September 1998, the Association sold certain assets of its cotton marketing business. As a result of that transaction, and the conveyance of certain cotton ginning and storage facilities operated by the Association to Southern States pursuant to the Agreement described above, the Association will terminate its cotton operations other than the Moultrie, Georgia cotton warehouse activities in the first quarter of fiscal 1999.

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

      Gold Kist is a member of CF Industries, Inc., a cooperative owned by regional cooperatives, which produces and supplies fertilizer materials to its members. For the fiscal year ended June 27, 1998, Gold Kist purchased approximately 38% of its fertilizer materials and products at market prices from CF Industries. The remaining fertilizer materials and products were purchased from more than 50 other suppliers.

     Gold Kist competes for fertilizer sales with the major fertilizer manufacturers, wholesalers and brokers. Competition is largely on the basis of price and service. Gold Kist markets premium grade fertilizers under its trademarks Growers Prider, Living Lawnr, and Garden Goldr. Gold Kist also markets a premium growing medium composed of soil materials and fertilizer nutrients under its trademark Garden on the Spotr.

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

     In the fiscal year ended June 27, 1998, Gold Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produces and markets approximately 300 different feeds, including custom blended feeds and feeds containing various medications. Pro Balancedr is a dairy feed sold through a special program which includes survey and analysis of feed ingredients needed for a particular herd. Gold Kist also markets dog food under the
Pay Dayr, Pro Balanced and Performance Plusr trademarks through independent dealers, under the Gold Kist and Pro Balanced trademarks through Gold Kist retail stores, and under the Gold Kist and Top Notchr trademarks through grocery wholesalers and retail chain stores. Pro Balanced cat food is also marketed through independent dealers, Gold Kist stores and grocery wholesalers and retail chain stores. Pro Balanced, Pay Day, Gold Kist, Top Notch, and Performance Plus are registered trademarks of Gold Kist. Aquaculture feed products, primarily feed for commercial fish farming operations, also form a significant portion of Gold Kist's feed business.

     Feed ingredients are purchased in the marketplace from many sources, including major grain companies. Feed formulation is based on the cost of various alternative ingredients in a given week. Feed ingredients are normally purchased for several weeks' production; corn is purchased in fifteen-rail car units.

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

Pork

     Gold Kist markets hogs raised by producers in Alabama and Georgia. Feeder pigs are furnished to members who raise them, using Gold Kist feed and medicines, to produce hogs for marketing. Feeder pigs are either raised by Gold Kist members and marketed through Gold Kist to the market hog growers, raised for Gold Kist by non-member independent contractors or purchased by Gold Kist in the marketplace. The Association also has a joint venture arrangement with another regional cooperative association in the form of a limited liability hog sales and production company. Gold Kist raises and provides young pigs for the venture.

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

      While operations of the Moultrie storage warehouse will be continued to service cotton currently stored in that facility, the other facilities of the cotton ginning and storage operations and the cotton marketing operations will be terminated in the first quarter of 1999.

Seed Marketing

     AgraTech Seeds, Inc. ("AgraTech Seeds"), a wholly-owned subsidiary of Gold Kist, owns and operates a seed business, which consists of the development, contract production, processing and sale primarily of proprietary seed varieties. AgraTech Seeds distributes approximately 50 varieties of seeds. Seed is marketed by AgraTech Seeds at wholesale to seed retailers, including Gold Kist stores and independent seed retail outlets in the Southeast and the Midwest. AgraTech Seeds licenses certain seed dealers, including Golden Peanut Company, to sell its proprietary peanut varieties "GK 7", "GK 7 Hi-Oleic", "AgraTech 108", "AgraTech 120" and ViruGard"T, and receives a royalty on licensed sales. AgraTech Seeds contracts with farmers for the production of seed. Careful control is required to maintain the purity of varieties. Quality and name recognition play a large role in competition for sales of seed.

     AgraTech Seeds processes or contracts for the processing of approximately 95% of the seeds it distributes. AgraTech Seeds owns and operates seed processing facilities in McCordsville, Indiana, St. Joseph, Illinois, and Mason City, Illinois. Proprietary corn, soybean, sorghum and peanut seed varieties are marketed under the trademark AgraTechr.

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

                         EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 27, 1998, the approximate export sales volume of the primary export product line (poultry) was $61.6 million. During that period, export sales of poultry were mainly to customers in Russia, Eastern Europe, the Far East, South Africa, Central and South America and the Caribbean area.

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



                          PROPERTIES

     Gold  Kist corporate headquarters building, completed  in
1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N. E., Atlanta, Georgia. The land and building are owned by a partnership of Gold Kist and Cotton States Mutual Insurance Company in which partnership Gold Kist owns 54% of the equity. Gold Kist leases approximately 120,000 square feet of the building from the partnership.

     The Association's principal operating facilities are operated by its two industry segments, the Poultry segment and the Agri-Services segment.

Poultry

     The seven poultry processing plants operated as Gold Kist facilities in fiscal 1998 are located at Boaz, Trussville and Guntersville, Alabama; Athens, Ellijay and Carrollton, Georgia; and Live Oak, Florida. These plants have an aggregate weekly processing capacity of approximately 8,830,000 broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, and Talmo, Georgia; and Live Oak, Florida. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 1,040,000 chicks. Additionally, Gold Kist operates seven feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately
3.3 million tons and are located in Guntersville and Jasper, Alabama; Calhoun, Cartersville, Commerce, and Waco, Georgia; and Live Oak, Florida.

     The four former Golden Poultry poultry processing plants are located in Douglas, Georgia, Sanford and Siler City, North Carolina, and Russellville, Alabama. The Douglas plant has a weekly processing capacity of approximately 1,300,000 broilers on two shifts; the Sanford and Russellville plants have weekly processing capacities of approximately 1,450,000 broilers on two processing shifts; and the Siler City plant has a weekly processing capacity of 630,000 chickens on two shifts. These plants are supported by hatcheries in Siler City and Staley, North Carolina (with a hatch capacity of 1,505,000 chicks per week), Douglas, Georgia (with a hatch capacity of approximately 1,350,000 chicks per week), and Russellville, Alabama (approximately 1,250,000 chicks per week). Additionally, the former Golden Poultry feed mills at Ambrose, Georgia, Bonlee and Staley, North Carolina, and Pride, Alabama, have an aggregate annual capacity of 1,615,000 tons.

     The former Carolina Golden processing plant in Sumter, South Carolina has a weekly processing capacity of 1,400,000 broilers on two processing shifts. The Sumter plant is supported by a hatchery in Sumter, South Carolina with a hatch capacity of approximately 1,400,000 chicks per week. The former Carolina Golden feed mill at Sumter, South Carolina has an annual capacity of 338,000 tons.

    The Association operated six separate distribution centers in fiscal 1998 as Gold Kist facilities in its sales and distribution of poultry products: Tampa and Crestview, Florida; Chattanooga and Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio. The former Golden Poultry distribution facilities are in Pompano Beach, Florida, and Siler City, North Carolina.


Agri-Services

     In its retail store operations, Gold Kist operates Gold Kist stores at 23 locations in Alabama, one location in Arkansas, 5 locations in Florida, 42 locations in Georgia, one location in Louisiana, 6 locations in Mississippi, 14 locations in South Carolina and 6 locations in Texas.

    For its fertilizer and chemicals business, the Association operates four fertilizer plants at Clyo and Cordele, Georgia, Hanceville, Alabama, and Greenville, Mississippi, and bulk chemical storage facilities at Moultrie, Georgia and Bishopville and Darlington, South Carolina. Gold Kist utilizes chemical storage and distribution facilities at Alcolu, South Carolina, Lawrenceville and Sylvester, Georgia; Hanceville, Alabama, Greenville, Mississippi; Carrollton, Lubbock and Buda, Texas; and Pensacola and Riviera Beach, Florida; and fertilizer distribution terminal facilities at Pine Bluff, Arkansas, Bainbridge and Brunswick, Georgia; Fayetteville, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; and Memphis, Tennessee. Forestry fertilizer application facilities are maintained at Tifton, Georgia and Live Oak, Florida.

     For its pet food, feed and pork operations, Gold Kist operates four feed mills with an aggregate annual capacity of approximately 470,000 tons. The mills are located at Guntersville, Alabama; Flowery Branch and Valdosta, Georgia; and Gaston, South Carolina.

     Gold Kist operates four pork production centers. These production facilities include a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

     Cotton  ginning  and storage facilities are  operated  at
Statesboro,  Morven,  Byromville  and  DeSoto,  Georgia,   and
Bishopville, South Carolina. A central storage warehouse is operated in Moultrie, Georgia.

     The Association operates a seed processing plant at Dublin, Georgia, which can clean, grade and treat approximately 100,000 bags of seeds annually (when operating on one shift). AgraTech Seeds operates seed processing plants in McCordsville, Indiana, and Mason City and St. Joseph, Illinois, which can clean, grade and treat approximately 320,000 bags, 110,000 bags and 80,000 bags, respectively, of seeds annually (when operating on one shift).

     For its grain procurement and storage operations, Gold Kist operated 25 owned facilities and 3 leased facilities in Alabama, Florida, Georgia and South Carolina in fiscal 1998. The facilities have an aggregate storage capacity of approximately 7 million bushels.

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

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2000) and Nashville (lease expires December 31, 1998) and Chattanooga (terminable upon 30 days notice) Tennessee; Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); Anadarko, Oklahoma peanut cold storage facility (lease expires April 30, 2010; subleased to Golden Peanut Company); and retail store facilities at Dermott, Arkansas (lease expires March 9, 1999); Byromville (lease expires March 15, 1999), Canton (lease expires October 31, 1998), DeSoto (lease expires March 15,
1999), and Oglethorpe (lease expires March 15, 1999), Georgia; Brundidge (terminable upon 30 days notice), Danville (lease expires January 31, 2002), Geraldine (lease expires January 31, 1999), Jasper (lease expires May 31, 2002), and Russellville (lease expires November 30, 1998), Alabama; Bennettsville (lease expires October 14, 1998), Lexington (lease expires September 30, 1998), Newberry (lease continues on a month-to-month basis) and Sumter (lease expires March 31,
2002) South Carolina. Forestry fertilizer application headquarters facilities are leased at Tifton, Georgia (lease expires June 15, 1999). Chemical storage and distribution facilities are leased at Greenville, Mississippi (lease expires November 30, 1999); Buda (lease expires February 1,
1999) and Carrollton (lease expires March 31, 1999), Texas; and Pensacola (lease expires January 5, 1999), Florida and fertilizer storage and distribution space is also leased on a continuing as needed basis at terminals in Pine Bluff, Arkansas; Bainbridge and Brunswick, Georgia; Boone, Carthage, Fayetteville, Horseshoe, Morehead City, and Wilmington, North Carolina; Charleston, South Carolina; Memphis, Tennessee; and Houston, Texas.

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

    The Georgia Environmental Protection Division ("GEPD") has issued a request for submittal of a Compliance Status Report ("CSR") for the former Gold Kist chemical blending facility in Cordele, Georgia. Gold Kist sold this facility in 1985. The site of this facility has been listed on Georgia's Hazardous Sites Inventory list under the State's Hazardous Sites Response Act due to the presence of pesticide residue above regulatory standards. Completion of the CSR will require assessment and delineation of the extent of the pesticide residue conditions, which are present both on and off-site. Remediation may be required in the future to meet regulatory clean-up standards. Since the extent of the conditions at the site have not been defined at this time, Gold Kist is unable to estimate cost of the compliance to be required of Gold Kist for this location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results or operations.

     The regulatory powers of various federal and state agencies, including the federal Food and Drug Administration, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.

                        HUMAN RESOURCES

     Gold Kist has approximately 18,000 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,200 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.

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

Item 3.  Legal Proceedings.

      The Association is a party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Association, or are not material in amount.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                            PART II


Item  5.   Market for Registrant's Common Equity  and  Related
Stockholder Matters.

     There is no market for Gold Kist equity.




Item 6.   Selected Financial Data.


              SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 27, 1998 and "Consolidated Balance Sheet Data" as of June 25, 1994, July 1, 1995, June 29, 1996, June 28, 1997 and June 27, 1998 are
derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of June 28, 1997 and June 27, 1998 and for each of the years in the three-year period ended June 27, 1998, and the report thereon of KPMG Peat Marwick LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report.

                                      For Fiscal Years Ended (000's omitted)
                                June 25,   July 1,   June 29,   June 28,   June 27,
Consolidated Statement of        1994       1995       1996       1997       1998
Operations Data:
Net sales volume              $1,183,729 1,255,087  1,420,281  1,658,191  1,651,115

Margins (loss) from continuing
 operations before cumulative
 effect of accounting change  $   32,725     9,875     33,706     10,870    (57,036)

Cumulative effect of change in
 accounting for income taxes
 (A)                          $    5,339         -          -          -          -

Margins (loss) from continuing
 operations                   $   38,064     9,875     33,706     10,870    (57,036)

                                              As of (000's omitted)
                                June 25,   July 1,   June 29,   June 28,   June 27,
Consolidated Balance Sheet        1994      1995       1996       1997       1998
Data:
Total assets                  $  678,922   768,415    914,161  1,051,813  1,080,655

Long-term liabilities         $  144,992   176,259    224,183    301,190    376,553

Patrons' and other equity (B) $  296,662   314,990    326,410    346,075    234,006



NOTE:
A.Effective June  27,  1993,  Gold  Kist adopted  the  provisions  of  Statement  of
  Financial Accounting  Standards No. 109 (SFAS  109), _Accounting for Income  Taxes_
  and reported the cumulative effect of  that change in the method of accounting  for income taxes in the 1994 consolidated  statement of operations.  SFAS 109  requires an asset  and liability  approach in accounting  for income  taxes and,  therefore, required a change  from the deferred method Gold Kist  previously used.  Under  the asset and liability method, deferred tax assets and liabilities are recognized  for the  future tax  consequences attributable  to  differences between  the  financial statement carrying amounts of existing assets and liabilities and their  respective
  tax bases  and operating loss and  tax credit carryforwards.   Deferred tax  assets
  and liabilities are measured using enacted  tax rates expected to apply to  taxable income  in the  years in  which  those temporary  differences  are expected  to  be
  recovered  or settled.   Under  SFAS 109,  the effect  on deferred  tax assets  and liabilities of  a change in  tax rates is  recognized as income  or expense in  the period that includes the enactment date.
B.See Note 9(a) of Notes to Consolidated Financial Statements.

Item 7.      Management's  Discussion and  Analysis of  Financial
             Condition and Results of Operations.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The nature of the poultry industry in general is such that supply and demand market forces exert a significant amount of influence over the operations of firms engaged in these businesses. Prices of commodities react directly to worldwide supply and demand. Additionally, demand for poultry and costs of other agricultural products utilized by Gold Kist are often influenced by supplies and prices of alternative products.

  As with other perishable commodity businesses, the integrated poultry industry has demonstrated varying levels of profitability, and to a lesser extent, losses over its thirty-six year history. Although the industry has been profitable since 1983 with the exception of brief periods during 1992 and 1996, net margins have varied from year to year in response to market fundamentals. The following addresses the various factors that have influenced poultry industry profitability during the past five years. Increased market prices in 1994 were the result of a general economic recovery in the United States and increased demand for poultry products. During 1995, broiler market prices declined due to the large supply of competing meats, such as beef and pork, and the continuation of broiler industry expansion. During 1996, broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that reduced meat production in the summer of 1995, as well as lower than expected industry expansion and increased exports. Average market prices for broilers during 1997 remained at relatively high levels as compared to historical averages. However, during the May-June 1997 period, market prices declined below 1996 levels as a result of the increase in industry production. Export prices for broiler leg-quarters declined substantially in 1997 as a result of disruptions in the Russian markets. Although market prices for broiler products strengthened in the fourth quarter of 1998, average market prices for 1998 were approximately 4.0% lower than in 1997. According to USDA estimates, the supply of broilers is expected to increase at a 2.0% rate in 1998 and a 5.0% rate in 1999 as compared to the 5.3% average annual increase between 1994 and 1997.

  Generally, feed grain costs represent approximately fifty percent of total broiler production costs. In 1994, feed ingredient prices, primarily corn and soybean meal, increased substantially as a result of the reduced corn harvest in 1993. As a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994, market prices for feed ingredients declined in 1995. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 harvest and strong export demand. During 1997, average cash market prices for corn declined 14% as a result of the favorable 1996 harvest. However, soybean meal average cash market prices increased approximately 26% for 1997 as compared to 1996 as a result of strong demand and lower carryover stocks. Average cash market prices for corn and soybean meal declined 18% and 20%, respectively, during 1998 as a result of the favorable 1997 harvest and reduced exports of agricultural commodities.

  Historically, weather  has  had  a significant  impact  on  the agricultural economy and the operating results of the Association. Flooding in the Midwestern United States during the summer of 1993 severely impacted the domestic grain harvest and boosted feed ingredient prices to near record levels. In addition, favorable spring weather conditions contributed to increased planting activity in 1994. The weather reduced 1995 grain harvest in the Midwestern U.S. boosted farm commodity prices. Favorable weather conditions during the summer of 1996 contributed to plentiful grain harvests in the United States. Favorable growing conditions in the summer of 1997 contributed to a slight increase in the 1997 grain harvest as compared to 1996. Favorable growing conditions in the summer of 1998 are expected to contribute to the second largest grain harvest on record in the United States.

  Poultry export sales for 1996, 1997 and 1998 were $89.3 million, $81.7 million and $61.6 million, respectively. During 1997 and 1998, export sales declined as a result of lower market prices for poultry and the economic problems in Southeast Asia and Russia. Export sales of poultry products will be influenced by credit availability to foreign countries, political and economic stability, particularly in Russia, Eastern Europe and Mexico.

  In May 1998, the Association's Board of Directors adopted a plan to discontinue operations of the Agri-Services segment. Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase out period, have been segregated from continuing operations and reported separately in the Statements of Operations. See Notes 1 and 10 of Notes to Consolidated Financial Statements. The Association's continuing operations include the Association's poultry and pork operations. The discussion and analysis of results of operations that follows relates solely to the continuing operations of the Association for each of the years in the three-year period ended June 27, 1998.


                      Results of Operations


  Fiscal 1997 Compared to Fiscal 1996

  For 1997, net sales volume of $1.7 billion represented a 16.8% increase as compared to 1996. Margins from continuing operations were $10.9 million for 1997 as compared to $33.7 million for 1996. The decline in margins from continuing operations was primarily the result of an increase in poultry and pork feed ingredient costs. The increase in net sales volume for 1997 was due to a 11.5% increase in pounds of poultry sold and a 6.0% increase in average selling prices. The increase in poultry products market prices was due to the reduction in the rate of industry growth as compared to prior years. The increase in pounds sold during 1997 reflected the Association's acquisition of its twelfth processing facility in July 1996 and changes in product mix.

  Cost of sales for 1997 increased $288.5 million or 22.2% as compared to 1996 as a result of the Association's poultry expansion program and significant increases in feed ingredient costs. The Association's feed ingredient costs for 1997 increased 28.0% as compared to the prior fiscal year. As a result of the Association's forward purchasing and hedging strategies, feed ingredient costs for 1996 were below market prices for corn and soybean meal. In 1997, the Association's feed ingredient costs reflected the increase in market prices for corn and soybean meal. As a percentage of net sales volume, cost of sales were 95.7% of net sales volume for 1997 as compared to 91.4% for 1996.

  Distribution, administrative and general expenses for 1997 were $64.9 million, which represented a .85% decline as compared to 1996. The decrease in 1997 was due to lower incentive compensation costs. As a percentage of net sales volume, distribution, administration and general expenses were 3.9% of net sale volume for 1997 as compared to 4.6% for 1996.

  The various components included in other income (deductions) represented an income of $1.4 million for 1997 as compared to a deduction of $354,000 for 1996. Interest income of $4.8 million for 1997 increased $1.9 million primarily as a result of interest income related to a favorable tax litigation decision. Interest expense for 1997 was $10.7 million as compared to $6.5 million in 1996. The increase was due to an increase in average borrowings. Equity in earnings of partnership represents the Association's 33 1/3% pro rata share of the Golden Peanut Company's 1997 earnings. See Note 9(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1997 includes a $1.2 million loss on the purchase of subsidiary common stock. Miscellaneous, net for 1997 includes a $992,000 loss representing the Association's equity in the loss of a pecan processing and marketing enterprise. In 1996, the Association recognized earnings of $1.0 million related to this investment. Net rental income of approximately $1.9 million and $1.6 million, respectively, was included in miscellaneous, net for 1997 and 1996.

  In 1997 and 1996, the Association's combined federal and state effective income tax rates for continuing operations were (48)% and 33%, respectively. The effective tax rate for 1997 reflects a $5.2 million income tax benefit related to a Circuit Court of Appeals decision in the Association's favor. See Note 6 of Notes to Consolidated Financial Statements.

  Fiscal 1998 Compared to Fiscal 1997

  The Association's net sales volume was $1.7 billion for 1998 and 1997. The loss from continuing operations for 1998 was $57.0 million as compared to margins from continuing operations of $10.9 million for 1997. The loss from continuing operations for 1998 was the result of lower market prices for poultry and live hogs and higher feed ingredient costs. Net sales volume for 1998 reflected lower broiler market prices, which were partially offset by a 3.0% increase in broiler pounds sold. Average selling prices for poultry products for 1998 declined 3.0% as compared to 1997 as a result of excess industry supply, an increase in pork and beef supplies and instability in export markets. Poultry sales to Russia were affected by disruptions in the market related to tariffs and custom regulations resulting in lower than expected net margins. Poultry sales to the Southeast Asia markets were affected by the financial crisis in that region. Pork net sales volume for 1998 declined 39% as compared to 1997 due to head reduction and lower market prices for live hogs.

  Cost of sales for 1998 increased $76.3 million or 4.8% as compared to 1997 primarily due to higher field production and processing costs. Although corn and soybean meal cash market prices declined significantly in 1998, the Association's feed ingredient costs for 1998 were comparable to 1997 as a result of the Association's forward purchasing and commodity trading activities. Feed ingredient costs reflected losses realized on commodities futures and options transactions of $85.2 million for 1998. As a percent of net sales volume, cost of sales was 100.7% of net sales volume for 1998 as compared to 95.7% in 1997.

  Distribution, administrative and general expenses of $66.7 million for 1998 increased 2.8% as compared to 1997. As a percent of net sales volume, distribution, administrative and general expenses were 4.0% of net sales volume for 1998 as compared to 3.9% for 1997.

  The components included in other income (deductions) represent a $14.2 million deduction for 1998 as compared to income of $1.4 million for 1997. Interest income of $2.0 million for 1998 declined $2.8 million as compared to 1997. Interest income for 1997 reflected interest income related to a favorable tax litigation decision. Interest expense for 1998 was $26.9 million as compared to $10.7 million for 1997, which reflected the increase in borrowings to support higher asset levels, the acquisition of minority interest in Golden Poultry and the 1998 operating losses. Also, interest expense for 1998 reflected an increase in borrowing costs related to the decline in the Association's financial condition. Equity in the earnings of the partnership represents the Association's 33 1/3% pro rata share of the Golden Peanut Company's 1998 earnings. See Note 9(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1998 includes a $192,000 loss representing the Association's equity in the loss of a pecan processing and marketing enterprise. The Association recorded a $992,000 loss on this investment in 1997. Net rental income of $2.1 million and $1.9 million, respectively, was included in miscellaneous, net for 1998 and 1997. Miscellaneous, net for 1998 includes $2.0 million of income related to a poultry grower agreement. Miscellaneous, net for 1997 reflects a $1.2 million loss on the purchase of subsidiary common stock.

  In 1998 and 1997, the Association's combined federal and state effective income tax rates for continuing operations were (38)% and (48)%, respectively. The effective tax rate for 1997 reflects a $5.2 million income tax benefit resulting from a Circuit Court of Appeals decision in the Association's favor. See Note 6 of Notes to Consolidated Financial Statements.



                       Financial Condition


Liquidity and Capital Resources

 The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are, a secured committed credit facility with a commercial bank and proceeds from the continuous offering of Subordinated Certificates. At June 27, 1998, the Company had a $440 million secured committed credit facility with eight commercial banks. The facility included a three-year $132 million revolving credit commitment, a $132 million 364-day line of credit commitment and a $176 million three-year term loan. As of June 27, 1998, borrowings of $21.5 million, $132.0 million and $176.0 million, respectively, were outstanding under the revolving credit, 364-day line-of-credit and term loan commitments.

  In August 1998, the Association replaced the $440 million facility with a $500 million credit agreement with a commercial bank that includes a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. Upon the consummation of the anticipated sale of certain assets of the Agri-Services segment, the loan agreement provides that proceeds be applied to the $250 million bridge loan. See Notes 1 and 10 of Notes to Consolidated Financial Statements. Alternatively, the Association may convert the bridge facility to a three-year term loan secured with substantially all of the Association's assets. In 1998, the Association obtained a $50 million term loan from an agricultural credit bank and a $69.9 million rolling four-month equity swap arrangement with a commercial bank. At June 27, 1998, the Association had unused loan commitments of $110.5 million and additional letters of credit from banks aggregating $12.5 million. The primary sources of external long-term financing are proceeds from the continuous offering of Subordinated Capital Certificates of Interest and a revolving credit facility. See Note 4 of Notes to Consolidated Financial Statements.

  Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1 and the ratio of total funded debt to total capitalization not to exceed 65%. At June 27, 1998, the
Association's current ratio and ratio of total funded debt to capitalization, determined under the loan agreements, were 1.32:1 and 64%, respectively. The terms of the $500 million credit facility requires specific quarterly fixed charge coverage ratios during fiscal 1999 and a fixed charge ratio for fiscal 1999 of 150%. In addition, the terms place a limitation on capital expenditures, equity distribution, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and options contracts. At June 27, 1998, the Association was in compliance with the agreements. See Note 4 of Notes to Consolidated Financial Statements.

  During 1996, the uses of cash in continuing operations included capital expenditures of $56.7 million and $28.6 million for repayments of long-term debt, as well as increases in operating assets. Increases in inventories reflected the impact of higher feed ingredient prices on raw materials and live poultry and hog inventories and the increase in poultry prices on marketable products inventories. During 1996, net cash used in operating and investing activities of discontinued operations totaled $66.5 million. The funds for these activities were provided by borrowings of $131.5 million.

  In 1997, the uses of cash in the Association's continuing operations included $67.5 million for capital expenditures, $55.7 million for long-term debt repayments and $30.0 million for patronage refunds and other equity payments. In addition, cash uses included the funding of increases in operating assets, such as inventories, receivables and commodities margin deposits. During 1997, increases in inventories and receivables primarily reflected the expansion in poultry operations. The increase in commodities margin deposits was the result of corn and soybean futures contracts and the related unrealized losses associated with these positions at June 28, 1997. See Note 1(c) of Notes to Consolidated Financial Statements. During 1997, net cash used in operating and investing activities of discontinued operations totaled $26.8 million. The funds for these activities were provided by borrowings of $182.8 million.

  During 1998, the primary uses of cash in continuing operations included $54.4 million in capital expenditures and $53.1 million for the acquisition of the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that the Association did not already own. See Note 11 of Notes to Consolidated Financial Statements. During 1998, net cash used in operating and investing activities of discontinued operations totaled $58.8 million. The funds for these activities were provided by borrowings of $173.0 million. Borrowings and repayments of long-term debt during 1998 reflected the replacement of Golden Poultry Company, Inc.'s debt subsequent to the merger and the replacement of the Association's $250 million unsecured committed credit facility with the $440 million secured committed credit facility.

  The Association plans capital expenditures of approximately $45 million in 1999 that primarily include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1999, management expects cash expenditures to approximate $4.0 million for equity distributions. In connection with the sale of assets of the Agri-Services segment to Southern States Cooperative, Incorporated and the plan to discontinue operations of the Agri-Services segment during fiscal 1999, Gold Kist will discontinue the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at June 27, 1998 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1999 and to fund the repayment of outstanding Subordinated Certificates as they mature. Approximately, $36.9 million of Subordinated Certificates and accrued interest will mature during the last three quarters of fiscal 1999.

Year 2000 Disclosure Statement

  The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Association's programs that have time-sensitive software may recognize a date using _00_ as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

  The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems (_IT_ systems) and its non-information technology systems (_non-IT_ systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, and environmental controls, year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of July 1, 1998, the Association has completed phase (1) of its initiative and has begun phase (2). The Association is scheduled to complete phase (2) by the end of the second quarter of fiscal 1999 at which time it will commence its final testing phase. The Association expects the final testing phase to be complete by third quarter. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

  As part of its year 2000 initiative, the Association is also contacting key suppliers and business partners to evaluate their year 2000 compliance plans and state of readiness and determine whether a year 2000 problem will impede the ability of such suppliers and business partners to provide goods and services as the year 2000 is approached and reached. The Association has received responses from a majority of its key trading partners and is currently assessing their state of compliance. As a general matter, the Association is vulnerable to key suppliers' inability to remedy their own year 2000 issues and there can be no assurance that all date-handling problems in the IT systems of those suppliers will be identified in advance of their occurrence.

  The Association estimates that its cost of repairing the IT systems and non-IT systems will range from $500,000 to $700,000. To date, the Association has yet to fully assess any additional costs that may be incurred to complete the testing phase of the year 2000 initiative and resolve any problems identified during that phase. The Association believes such costs will not have a material effect on liquidity or its financial condition or results of operations.

  To date, the Association has not identified any IT or non-IT system that presents a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves into the testing phase, it is possible that the Association may identify potential risks of year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. In addition, if any third parties who provide goods or services that are critical to the Association's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Association's financial condition and results of operations.

  Because the Association has not begun the testing phase of its initiative, and, accordingly, has not fully assessed its risks from potential year 2000 failures, the Association has not yet fully developed year 2000 specific contingency plans. These plans will be developed as appropriate, if the results of testing identify a material business function that is substantially at risk.

Important Considerations Related to Forward-Looking Statements

  It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, weather, the growth rate of the market for the Company's products and services, the availability of raw inputs, global political events, the ability of the Association to implement changes in sales strategies and organization on a timely basis, the affect of competitive products and pricing, seasonal revenues, a delay in closing the sale of assets of the Agri-Services segment, as well as a number of other risk factors which could effect the future performance of the Association.

Effects of Inflation

  The major factor affecting the Association's net sales volume and cost of sales is the change in commodity market prices for broilers, hogs and feed grains. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation has, however, affected operating costs such as labor, energy and material costs.

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

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Association's 2000 consolidated financial statements. If the Association were to adopt the new Statement as of July 1, 1998, the effect of adoption would be immaterial to the financial statements.

Item 7A.    Quantitative And Qualitative Disclosure About  Market
            Risks.

Market Risk

  The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Company has international net sales volume and related accounts receivable for foreign customers, it considers the foreign currency exchange risk in such activities to be immaterial.

Interest Rate Risk

  The Association uses interest rate swaps to hedge interest rate changes on a portion of its borrowings. At June 27, 1998, the Association had $150 million notional value of interest rate swaps outstanding. The swaps effectively change the average interest rates on $150 million of long-term debt to a 5.97% fixed rate from LIBOR. See Note 4 of Notes to Consolidated Financial Statements. Assuming year-end fiscal 1998 variable rates and borrowings at June 27, 1998, a one-hundred-basis-point change in interest rates would impact the Association's net interest expense by approximately $2.6 million, net of the effect of the swaps.

Commodities Risk

  The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures contracts, primarily corn and soybean meal, are recognized when closed and option contracts are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's committed secured credit facility limit the use of cash forward contracts and commodities futures and options to hedge no more than thirteen weeks of the Association's soybean meal and corn requirements. At June 27, 1998, the fair value of the Association's outstanding commodity futures and options positions was not material.



Item 8.    Financial Statements and Supplementary Data.


                              INDEX


                                                           Page
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Reports..........................     21
Consolidated Balance Sheets as of June 28, 1997 and
 June 27, 1998 ........................................     23
Consolidated Statements of Operations for the years
 ended June 29, 1996, June 28, 1997 and June 27, 1998 .     24
Consolidated Statements of Patrons' and Other Equity
 for the years ended June 29, 1996, June 28, 1997
 and June 27, 1998 ....................................     25
Consolidated Statements of Cash Flows for the years
 ended June 29, 1996, June 28, 1997
 and June 27, 1998 ....................................     26
Notes to Consolidated Financial Statements.............     27

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

Valuation Reserves for the years ended June 29, 1996,
 June 28, 1997 and June 27, 1998 ......................     48



                  INDEPENDENT AUDITORS' REPORT



The Board of Directors
Gold Kist Inc.:

   We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 28, 1997 and June 27, 1998, and the related consolidated statements of operations, patrons' and other equity, and cash flows for each of the years in the three-year period ended June 27, 1998 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company and Subsidiaries, a partnership investment accounted for using the equity method of accounting, as described in Note 9(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company and Subsidiaries, is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 28, 1997 and June 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                              KPMG Peat Marwick LLP


Atlanta, Georgia
September 10, 1998


                    REPORT OF INDEPENDENT AUDITORS



Partnership Committee
Golden Peanut Company

   We have audited the consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") as of June 30, 1997 and 1998, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended June 30, 1998 (not presented separately herein). These financial statements are the
responsibility   of   the   Partnership's   management.       Our
responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company and Subsidiaries at June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                        Ernst & Young LLP


Atlanta, Georgia
August 28, 1998

                                   GOLD KIST INC.

                             CONSOLIDATED BALANCE SHEETS

                               (Amounts in Thousands)



                                                 June 28, 1997   June 27, 1998

                             ASSETS
Current assets:
 Cash and cash equivalents..............          $    17,921          11,789
 Receivables, principally trade, less
  allowance for doubtful accounts of
  $1,426 in 1997 and $3,113 in 1998 ....              101,419         107,957
 Inventories (note 2)...................              179,489         174,204
 Commodities margin deposits............               53,348               -
 Deferred income taxes (note 6).........               13,541          45,431
 Other current assets...................                7,862          32,673
 Net assets of discontinued operations
  (note 10) ............................              261,445         247,621
  Total current assets .................              635,025         619,675
Investments (note 9)....................              132,373         125,623
Property, plant and equipment, net
  (note 3) .............................              239,242         255,791
Other assets............................               45,173          79,566
                                                   $1,051,813       1,080,655


                     LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of
 long-term debt (note 4):
  Short-term borrowings ................           $  178,900         201,939
  Subordinated loan certificates .......               36,466          35,005
  Current maturities of long-term debt .               14,956          93,248
                                                      230,322         330,192
 Accounts payable.......................               92,635          85,188
 Accrued compensation and related
  expenses .............................               28,545          32,466
 Interest left on deposit (note 4)......               11,396          11,451
 Other current liabilities..............               13,192          10,799
  Total current liabilities ............              376,090         470,096
Long-term debt, excluding current
 maturities (note 4)....................              247,176         320,600
Accrued postretirement benefit costs
 (note 7(b))............................               43,683          48,678
Other liabilities.......................               10,331           7,275
  Total liabilities ....................              677,280         846,649
Minority interest (note 11).............               28,458               -
Patrons' and other equity (note 5):
 Common stock, $1.00 par value -
  Authorized 500 shares; issued and
  outstanding 32 in 1997 and 33 in 1998                    32              33
 Patronage reserves.....................              203,988         198,517
 Unrealized gain on marketable equity
  security (note 9(a)) .................               32,749          27,099
 Retained earnings......................              109,306           8,357
  Total patrons' and other equity ......              346,075         234,006
Commitments and contingent liabilities
 (notes 4, 7, 8 and 9(b))
                                                   $1,051,813       1,080,655


         See accompanying notes to consolidated financial statements.



                                   GOLD KIST INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Amounts in Thousands)


                                                       Years Ended
                                     June 29, 1996    June 28, 1997   June 27, 1998
Net sales volume.....................  $1,420,281        1,658,191       1,651,115
Cost of sales........................   1,297,602        1,586,110       1,662,376
  Gross margins (loss) ..............     122,679           72,081         (11,261)
Distribution, administrative and
 general expenses ...................      65,440           64,885          66,695
  Net operating margins (loss) .....       57,239            7,196         (77,956)
Other income (deductions):
  Interest income ...................       2,930            4,804           1,955
  Interest expense ..................      (6,477)         (10,666)        (26,910)
  Equity in earnings (loss) of
     partnership (note 9(b)) ........      (1,181)           5,807           4,369
  Miscellaneous, net (note 9(a)) ....       4,374            1,464           6,383
     Total other income
       (deductions) .................        (354)           1,409         (14,203)
  Margins (loss) from continuing
     operations before income taxes
     and minority interest ..........      56,885            8,605         (92,159)
Income tax expense (benefit)-(note 6)      18,848           (4,108)        (35,123)
  Margins (loss) from continuing
     operations before minority
     interest .......................      38,037           12,713         (57,036)
Minority interest....................      (4,331)          (1,843)              -
  Margins (loss) from continuing
     operations .....................      33,706           10,870         (57,036)
Discontinued operations (notes 6 and 10):

  Margins (loss) from operations of
     discontinued  ....Agri-Services
     segment (less applicable income
     taxes of $1.9 million for 1996,
     $.7 million for 1997 and $(8.6)
     million for 1998) ..............       3,326            1,020         (15,130)
  Loss on disposal of Agri-Services
     segment including provision
     of $20.4 million for operating
     losses during phase out  period
     (less applicable income taxes of
     $(16.5) million). ..............           -                -         (30,622)
  Net margins (loss) ................ $    37,032           11,890        (102,788)



           See accompanying notes to consolidated financial statements.



                                   GOLD KIST INC.

                CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY

         For the Years Ended June 29, 1996, June 28, 1997 and June 27, 1998

                               (Amounts in Thousands)




                                                               Unrealized
                                                             gain (loss) on
                                                                marketable
                                          Common    Patronage     equity    Retained
                                 Total     stock    reserves     security   earnings
July 1, 1995                   $ 314,990     62      216,854     18,531      79,543
  Net margins for 1996            37,032      -       21,700          -      15,332
  Nonqualified patronage
   refund ............ ........
   and other equity payable
   in cash ........... ........ (24,212)      -      (24,212)         -           -
  Redemptions and other
   changes ........... ........  (3,847)    (26)      (5,202)         -       1,381
  Change in value of
   marketable  .equity
   security, net of tax
   (note 9(a)) ....... ........    2,447       -           -      2,447           -
June 29, 1996......... ........  326,410      36     209,140     20,978      96,256
  Net margins for 1997            11,890      -            -          -      11,890
  Redemptions and other
   changes ........... ........  (3,996)     (4)      (5,152)         -       1,160
  Change in value of
   marketable  .equity
   security, net of tax
   (note 9(a)) ....... ........   11,771       -           -     11,771           -
June 28, 1997......... ........  346,075     32      203,988     32,749     109,306
  Net loss for 1998 .. ........ (102,788)      -           -          -    (102,788)
  Redemptions and other
   changes ........... ........  (3,631)      1       (5,471)         -       1,839
  Change in value of
   marketable equity security,
   net of tax (note 9(a))        (5,650)       -           -     (5,650)         -
June 27, 1998......... ........$ 234,006     33      198,517     27,099       8,357



             See accompanying notes to consolidated financial statements.


                                   GOLD KIST INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Amounts in Thousands)

                                                       Years Ended

                                      June 29, 1996   June 28, 1997  June 27, 1998

Cash flows from operating activities:
 Margins (loss) from continuing
  operations.......................       $ 33,706         10,870         (57,036)
 Non-cash items included in margins
  (loss) from continuing operations:
  Depreciation and amortization....         33,719         32,801          37,547
  Equity in (earnings) loss of
    partnership....................          1,181         (5,807)         (4,369)
  Deferred income tax benefit......         (2,095)        (1,718)        (14,486)
  Other............................          3,697          2,265           8,549
 Changes in operating assets and
 liabilities:......................
  Receivables......................        (8,387)         (5,278)         (8,225)
  Inventories......................       (32,985)         (6,853)          5,285
  Commodities margin deposits......       (18,590)        (31,951)         53,348
  Other current assets.............           585         (10,619)        (24,809)
  Accounts payable and accrued
    expenses.......................         16,540         11,513          (5,919)
  Interest left on deposit.........          1,626           (723)             56
Net cash provided by (used in)
 operating activities of
 continuing operations.............         28,997         (5,500)        (10,059)
Net cash used in operating
 activities of discontinued
 operations........................        (49,013)       (17,400)        (52,400)
Net cash used in operating activities      (20,016)       (22,900)        (62,459)
Cash flows from investing activities:
 Acquisitions of property, plant and
   equipment.......................        (56,727)       (67,547)        (54,360)
 Acquisition of subsidiary minority
   interest (note 11)..............              -              -         (53,104)
 Other.............................          8,302           (405)            513
Net cash used in investing
 activities of continuing
 operations........................        (48,425)       (67,952)       (106,951)
Net cash used in investing
 activities of discontinued
 operations - acquisitions of
 property, plant and equipment.....        (17,535)        (9,375)         (6,385)
Net cash used in investing activities      (65,960)       (77,327)       (113,336)
Cash flows from financing activities:
 Short-term borrowings, net........         45,211         71,992          21,578
 Proceeds from long-term debt......         86,296        110,846         272,116
 Principal payments of long-term
  debt.............................        (28,557)       (55,656)       (120,400)
 Patronage refunds and other equity
  paid in cash.....................        (13,009)       (29,596)         (3,631)
Net cash provided by financing
 activities........................         89,941         97,586         169,663
Net change in cash and cash
 equivalents.......................          3,965         (2,641)         (6,132)
Cash and cash equivalents at
 beginning of year.................         16,597         20,562          17,921
Cash and cash equivalents at end of
 year..............................       $ 20,562         17,921          11,789
Supplemental disclosure of cash
 flow data:
 Cash paid during the years for:
  Interest (net of amounts
    capitalized)...................       $ 18,327         25,761          45,577
  Income taxes.....................       $ 20,676         11,173               -



            See accompanying notes to consolidated financial statements.



                         GOLD KIST INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          June 29, 1996, June 28, 1997 and June 27, 1998

                  (Dollar Amounts in Thousands)



(1)  Summary of Significant Accounting Policies

  Gold Kist Inc. is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist Inc. has approximately 31,000 farmer members and other cooperative associations located principally in the southeastern United States. Gold Kist Inc. operates fully integrated broiler production, processing and marketing operations, as well as pork production facilities. These operations provide marketing and purchasing services to approximately 2,400 breeder, broiler and pork producers.

  Gold Kist Inc. and Southern States Cooperative, Incorporated ("Southern States") have entered into an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, pursuant to which Gold Kist Inc. has agreed to sell and assign, and Southern States has agreed to purchase and assume, the assets and certain of the liabilities of Gold Kist Inc.'s agricultural inputs business. The affected assets include substantially all of the assets of the Agri-Services segment, as well as certain crop notes receivable of AgraTrade Financing, Inc., a wholly-owned finance subsidiary (see note 10).

  The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

  (a)  Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (collectively "Gold Kist" or "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist engages in commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Futures contracts are recognized when closed and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as a part of product cost.

                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



          At June 28, 1997, Gold Kist had unrealized commodity futures losses of $36.8 million related to its hedging of a portion of its 1998 poultry feed ingredients requirements. These futures positions were closed in July 1997 resulting in realized losses of approximately $48.6 million which are reflected in the 1998 consolidated financial statements as an adjustment to product cost. At June 27, 1998, there were no significant unrealized commodity futures positions.

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

  (e)  Investments

       Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. Accordingly, it is not practical to determine these investments' fair value. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies which are not readily marketable are stated at cost.

       Gold Kist applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Association has classified its marketable equity security and collateralized loans as "available-for-sale." "Available-for-sale" securities are those the Company intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying financial statements, net of deferred income taxes. Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying financial statements.

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

       The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of Subchapter T of the Internal Revenue Code). Gold Kist utilized nonqualified patronage refunds in 1996 which are deductible for income tax purposes only to the extent paid or redeemed in cash.


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

  (g)  Fair Value of Financial Instruments

       Gold Kist's financial instruments include cash and cash equivalents, commodities margin deposits, accounts receivables and payables and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, notes and accounts receivable and payables and accrued expenses, interest left on deposit, certain short-term debt which matures in less than one year, long-term debt with variable interest rates and interest rate swap agreements, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 28, 1997 and June 27, 1998 unless otherwise specified (see notes 1(e) and 4).

  (h)  Impairment of Long-Lived  Assets and Long-Lived Assets  to
     Be Disposed Of

       Gold Kist adopted the provisions of SFAS No. 121, _Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of_ (SFAS 121), on June 30, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a material impact on Gold Kist's financial position, results of operations or liquidity.

  (i)  Fiscal Year

       Gold  Kist  employs  a  52/53  week  fiscal  year.     The
     consolidated financial statements  for 1996,  1997 and  1998 reflect 52 weeks.  Fiscal 1999 will be a 52 week year.

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



                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



 (2) Inventories

  Inventories are summarized as follows:

                                        1997      1998

          Live poultry and hogs...... $101,062   94,005
          Marketable products........   36,331   45,081
          Raw materials and supplies.   42,096   35,118
                                      $179,489  174,204

(3)  Property, Plant and Equipment

  Property, plant and equipment is summarized as follows:

                                        1997      1998

          Land and land improvements.$ 28,233    33,412
          Buildings.................. 168,863   182,735
          Machinery and equipment.... 328,432   369,441
          Construction in progress...  28,134     8,569
                                      553,662   594,157
          Less accumulated
             depreciation............ 314,420   338,366
                                     $239,242   255,791


(4)  Notes Payable and Long-Term Debt

  Short-term borrowings at June 27, 1998 include $69.9 million under a rolling four-month secured agreement with a commercial bank entered into in April 1998. The commercial bank holds marketable equity securities owned by Gold Kist as collateral (see note 9(a)). The Company is required to maintain funds with the bank to account for volatility in the market price of the securities held as collateral. Interest on the borrowings are at one-month LIBOR plus .75% per annum. The Company earns interest on the collateral funds at rates that approximate the federal funds rate.

  In February 1997, an insurance company purchased $30 million of 7.6% Series A Senior Notes and $25 million of 7.94% Series B Senior Notes. As a result of changes in the Company's financial structure, the interest rates on the senior promissory notes, as well as the previously issued $20.0 million 9.35% interest note, will be adjusted quarterly in accordance with the Company's overall financial condition. Effective August 1, 1998, interest rates on the 9.35% interest notes, the 7.6% Series A Senior Notes and the 7.94% Series B Senior Notes will be 11.1%, 9.35% and 9.69%, respectively.

  At June 27, 1998, the Company had a $440 million secured committed credit facility with eight commercial banks. The facility included a three-year $132 million revolving credit commitment, a $132 million 364-day line of credit commitment and a $176 million three-year term loan. As of June 27, 1998, borrowings of $21.5 million, $132.0 million and $176.0 million, respectively, were outstanding under the revolving credit, 364-day line-of-credit and term loan commitments.

  In August 1998, the Company refinanced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank. The new credit facility includes a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. The 364-day line of credit and three-year revolving credit facility are secured by all inventory and receivables of the Company. Upon the consummation of the Agreement with Southern States, the loan provisions require that proceeds be applied to the $250 million bridge facility (see note 1). Alternatively, the


                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



Company may convert the bridge facility to a three-year term loan
secured with  substantially all  of the  Company's assets.    The
credit agreement  contains  provisions that  require  accelerated
payments in  accordance  with    certain  terms  and  conditions,
including the sale of facilities and excess cash flow as defined. The 364-day line of credit provides short-term financing that will expire in August 3, 1999 and may be extended with the consent of the bank. The 364-day line of credit is subject to a
 .30% per annum  facility fee.   The  three-year revolving  credit
agreement expires on August  3, 2001, but may  be extended for  a
one-year period  with the  consent of  the bank.   The  revolving
credit facility fee will be computed quarterly based on the Association's ratio of funded debt to total capital and will not exceed .35% per annum. The term loan commitment matures on August 3, 2001. Borrowings under the $500 million facility will bear variable interest rates below prime.

  Subordinated loan certificates of $36.5 million at June 28, 1997 bore interest at rates of 5.75% to 6.4% with terms of one year and were unsecured. At June 27, 1998, subordinated loan certificates outstanding were $35.0 million bearing interest at rates of 6.3% and 6.4%.

  Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

  Long-term debt is summarized as follows:

                                                                  1997        1998

  Senior notes payable:
    9.90% interest notes, due in semi-annual installments
     of $1,539 with interest payable semiannually ..............$  6,152     3,077
    9.35% interest note, due in a single installment in
     June 2001 with interest payable quarterly .................  20,000    20,000
    7.60% series A senior notes, due in annual installments
     of $2,727 beginning in February 2002 with interest
     payable quarterly .........................................  30,000    30,000
    7.94% series B senior notes, due in annual installments
     of $2,272 beginning in May 2002 with interest payable
     quarterly .................................................  25,000    25,000
  Other long term debt:
    Subordinated capital certificates of interest with
     fixed maturities ranging from two to fifteen years,
     unsecured (weighted average interest rate of 7.7%
     at June 28, 1997 and 7.6% at June 27, 1998) ...............  63,714    73,407
    Term loan agreement with commercial banks (interest
     rate of 8.2% at June 27, 1998) ............................       -   176,000
    Term loan agreement with agricultural credit bank,
     due in semi-annual installments of $1,785 beginning
     in June 1999 with interest payable quarterly (weighted
     average interest rate of 8.7% at June 27, 1998) ...........       -    50,000
    Revolving credit agreements with commercial banks
     (weighted average rate of 6.0% at June 28, 1997 and
     8.1% at June 27, 1998) .................................... 101,350    21,500
    Tax exempt industrial revenue bonds with varying interest
     rates, due in quarterly and annual installments
     through 2016, secured by property, plant and equipment ....  11,350    10,900
    Pro rata share of mortgage loan, at 8.47% interest, due
     in monthly installments to June 30, 2004, secured by a
      building .................................................   2,100     1,873
    Other.......................................................   2,466     2,091

                                                                 262,132   413,848
  Less current maturities ......................................  14,956    93,248
                                                                $247,176   320,600


                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



    Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the senior notes payable at June 28, 1997 was approximately $83.1 million.

    In June 1997, Gold Kist entered into two notional amount $25 million interest rate swap agreements with a commercial bank. Under a five-year interest rate swap, the Company pays interest at a fixed rate of 6.48% and receives interest at the three-month London Interbank Offered Rate (LIBOR). Under the ten year interest rate swap, the Company paid interest at the three-month LIBOR and received interest at a fixed rate of 7.44%. In June 1998, the commercial bank exercised its option to terminate the ten-year interest rate swap. In September 1997, Gold Kist entered into a notional amount five-year $25 million interest rate swap agreement with a commercial bank. Under the agreement, the Company pays interest at a fixed rate of 5.90% and receives interest at the three-month LIBOR. In September 1999, the commercial bank has an option to convert the fixed rate payment to LIBOR less .23%. In October 1997, Gold Kist entered into three notional amount five-year $25 million interest rate swap agreements with two commercial banks. Under the agreements, the Company pays interest at a weighted average fixed rate of 5.98% and receives interest at the three-month LIBOR. In October 2000, one of the commercial banks has the option to cancel two of the $25 million interest rate swap agreements. In January 1998, the Company entered into a five-year $25 million interest rate swap agreement with a commercial bank. Under the agreement, the Company pays interest at a fixed rate of 5.51% and receives interest at the three-month LIBOR. In January 2001, the bank has an option to convert the fixed rate payment to LIBOR less .10%.

    The terms of debt agreements specify minimum working capital, consolidated tangible net worth, current ratio and fixed charge coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments.

    Annual required principal repayments on long-term debt for the five years subsequent to June 27, 1998 are as follows:

       Year:
       1999 ........................................    $  93,248
       2000 ........................................       27,230
       2001 ........................................      123,389
       2002 ........................................       43,554
       2003 ........................................       16,913


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

  Retained earnings include  the cumulative net margins  (losses)
resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries.  Retained earnings at June 27,  1998
reflected the  net loss  for 1998.    Also included  are  amounts
related to the early redemption of notified equity,  representing the difference between the face value and the redemption amounts.


                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



(6) Income Taxes

  Total income tax expense (benefit) was allocated as follows:


                                                       1996       1997      1998
                                                       >
  Margins (loss) from continuing operations .......  $18,848    (4,108) (35,123)
  Discontinued operations .........................    1,909       662   (8,571)
  Loss on disposal of Agri-Services segment,
    including operating losses during phase out
    period.........................................        -         -  (16,489)
  Patrons' and other equity - unrealized gain on
    marketable equity security.....................    1,530     4,518   (3,043)
                                                     $22,287     1,072  (63,226)


  The provisions  for income tax  expense (benefit),  principally
Federal, related to margins (loss) from continuing operations consist of the following:


                                              1996      1997      1998
  Current expense (benefit) .............  $20,943    (2,391)  (20,637)
  Deferred benefit ......................   (2,095)   (1,717)  (14,486)
                                          $ 18,848    (4,108)  (35,123)

    Gold Kist's combined federal and state effective tax rate from operations for 1996, 1997 and 1998 was 33%, (48)% and (38)%, respectively. A reconciliation of income tax expense (benefit) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 1996, 1997 and 1998 to margins from continuing before income taxes and minority interest for the applicable year follows:

                                                      1996        1997        1998


  Computed expected income tax expense (benefit) .  $19,910       3,012    (32,256)
  Increase (decrease) in income tax expense
    resulting from:
    Income tax litigation.........................        -      (5,207)         -
    Cash portion of nonqualified patronage refund.     (986)          -          -
    Effect of state income taxes, net of Federal
     benefit .....................................       970       (531)    (2,199)
    Nonqualified equity redemptions...............     (886)       (831)    (1,203)
    Target jobs credits...........................      (11)       (344)       (80)
    Other, net....................................     (149)       (207)        615
                                                     $18,848     (4,108)    (35,123)


                                   GOLD KIST INC.

                Notes to Consolidated Financial Statements, Continued

                            (Dollar Amounts in Thousands)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 28, 1997 and June 27, 1998 are as follows:

                                                        1997           1998

  Deferred tax assets:
    Postretirement benefits....................       $ 16,920       18,826
    Insurance accruals.........................          7,487        7,440
    Federal net operating loss carryforward....              -       12,286
    Bad debt reserves..........................            895        1,531
    State tax operating loss carryforwards.....          1,850        3,950
    Other......................................          1,164        2,100
    Discontinued operations....................          2,547       21,188
     Total gross deferred tax assets ..........         30,863       67,321
    Less valuation allowance...................         (1,078)      (1,136)
     Total net deferred tax assets ............         29,785       66,185

  Deferred tax liabilities:
    Unrealized gain on marketable equity security      (17,634)      14,592)
    Accelerated depreciation...................            350       (2,831)
    Deferred compensation......................         (3,604)      (3,622)
     Total deferred tax liabilities ...........        (20,888)     (21,045)
     Net deferred tax assets ..................      $   8,897       45,140

  The net change in the total valuation allowance for the years ended 1996, 1997 and 1998 was a decrease of $578, $328 and an increase of $58, respectively. The Association's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Association generates net taxable income.

  At  June   27,  1998,  Gold   Kist  has   net  operating   loss
carryforwards for federal income tax purposes of $34.9 million, which are available to offset future federal taxable income through 2013.

(7) Employee Benefits

  (a) .Pension Plans

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

     Net  periodic  pension  expense  for  1996,  1997  and  1998 included the following components:

                                                        1996      1997      1998


     Service cost - benefits earned during the year  $  4,092     4,226    4,484
     Interest cost on projected benefit obligations     7,426     8,006    8,677
     Actual return on plan assets ......              (27,724)  (19,118) (47,530)
     Net amortization and deferral .....               16,799     7,127   34,564
       Net periodic pension expense ....           $      593       241      195



                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



       The following table sets forth the plans' funded status, amounts recognized in the consolidated balance sheets at June 28, 1997 and June 27, 1998 and economic assumptions:

                                                              1997          1998

       Actuarial present value of benefit obligations:
          Vested participants..................             $ 90,256     108,620
          Nonvested............................                7,410      10,822
            Total accumulated benefit
               obligations ....................               97,666     119,442

       Projected benefit obligations for
          services rendered to date............             $116,670     140,983

       Plan assets for benefits:
          Plan assets at fair value............             $156,673     198,521
          Prepaid pension cost included in
            other assets in consolidated balance
            sheets ............................             (19,721)     (22,740)
            Net plan assets ...................             $136,952     175,781

       Plan assets in excess of projected
         benefit obligations...................             $ 20,282      34,798

       Consisting of:
          Unrecognized net asset existing at the
             date of adoption                               $  7,116       5,970
          Unrecognized net gain/(loss) from past
             experience different ....from that
             assumed and effects of changes in
             assumptions.......................               18,889      34,743
          Prior service cost not yet recognized
             in net periodic pension cost......              (5,723)      (5,915)
                                                            $ 20,282      34,798

       Actuarial assumptions:
          Weighted-average discount rate.......                8.25%       7.25%
          Weighted-average expected long-term
             rate of return on
           plan assets.........................                9.50%       9.50%
          Weighted-average rate of compensation
             increase..........................                5.50%       5.50%

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

       Postretirement health and death benefit expense for 1996, 1997 and 1998 included the following components:

                                            1996    1997   1998
           .............................
       Service cost - benefits earned
          during the year................. $2,029  2,452  2,917
       Interest cost .....................  2,998  3,508  4,290
       Net amortization and deferral .....     80     80    155
         Net postretirement health and
          death benefit expense........... $5,107  6,040  7,362

         Gold Kist's postretirement benefit plans are not funded.
     The status of the plans at  June 28, 1997 and June 27,  1998 was as follows:

                                                   1997     1998

       Actuarial present value of
         accumulated postretirement
         benefit obligation:
          Retirees.............................. $21,130   22,799
          Fully eligible active plan
             participants.......................  11,786   12,974
          Other active plan participants........  20,245   23,839
                                                  53,161   59,612
          Unrecognized net loss from experience
             differences........................  (7,332)  (8,677)
                                                 $45,829   50,935

       The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 28, 1997 was 7%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 27, 1998 was 6%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 8.25% at June 28, 1997 and 7.25% at June 27, 1998, respectively. A 1% increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation for health care benefits at June 27, 1998 by approximately 13% and net postretirement health care cost by 13%.


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

  Gold Kist received proceeds of $20.0 million, $5.0 million, $4.9 million and $10.2 million during 1993, 1994, 1995 and 1996, respectively, for collateralized loans sold with recourse to an insurance company, of which $11.7 million was outstanding at June 27, 1998. No gain or loss was recognized on the sale of these loans. A $176 thousand allowance has been recognized in the accompanying consolidated financial statements for potential losses that may occur. As of June 27, 1998, there have been no credit losses related to the loans guaranteed under this agreement.

  Gold Kist is a guarantor of amounts outstanding under a $65.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings
(loss) allocation. At June 27, 1998, the amounts outstanding under this facility were $64.8 million.

(9) Investments

  (a)  Marketable Equity Security

       At June 27, 1998, the Association's marketable equity securities were carried at their fair value of $62.4 million, which represents a gross unrealized gain of $41.7 million. The 1998 gross unrealized gain, net of deferred taxes of $14.6 million, has been reflected as a separate component of patrons' and other equity. At June 28, 1997, the Association's marketable equity securities were carried at their fair value of $71.1 million, which represents a gross unrealized gain of $50.4 million. The 1997 gross unrealized gain, net of deferred income taxes of $17.7 million, has been reflected as a separate component of patrons' and other equity. At June 29, 1996, the marketable equity securities were carried at their fair value of $54.8 million, which represents a gross unrealized gain of $34.1 million. The 1996 gross unrealized gain, net of deferred income taxes of $13.1 million, has been reflected as a separate component of patrons' and other equity.

       Dividends  of  $494  thousand, $595  thousand  and  $625
     thousand are included in miscellaneous, net for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

  (b)  Golden Peanut Company

          Gold Kist has a 33 1/3% interest in Golden Peanut Company and Subsidiaries, a partnership interest ("Golden Peanut Company"). Gold Kist's investment in the Golden Peanut Company amounted to $24.1 million and $22.7 million at June 28, 1997 and June 27, 1998, respectively. In July 1997, Gold Kist made additional investments of $1.2 million. In September 1997, Gold Kist received a $5.8 million distribution from Golden Peanut Company. Golden Peanut Company has a $450.0 million commercial paper facility supported by seasonal backup lines of credit with various banks. At June 27, 1998, borrowings of $124.0 million were outstanding under the commercial paper facility.

                          GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)



     Summarized financial information of Golden Peanut Company is shown below:


              Condensed Consolidated Balance Sheets
                                                       1997        1998
     Current assets ......................          $164,450     182,013
     Property, plant and equipment, net
       and other noncurrent assets .......            34,775      34,036
       Total assets ......................          $199,225     216,049
     Current liabilities .................          $120,591     141,031
     Accrued postretirement benefit costs              5,703       6,383
     Other liabilities ...................               511         530
     Partners' equity ....................            72,420      68,105
       Total liabilities and partners'
         equity...........................          $199,225     216,049

                   Condensed Consolidated Statements of Operations
                                                   1996        1997         1998

         . ..............................
     Net sales and other operating income       $428,955      426,122     425,076
     Costs and expenses .................        432,496      408,702     411,971
       Net earnings (loss) ..............       $(3,541)       17,420      13,105

       In 1996, 1997 and 1998, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. Gold Kist received procurement commissions, royalties and administrative service fees of $3.1 million, $4.2 million and $2.5 million in 1996, 1997 and 1998, respectively. In addition, Gold Kist purchased $2.6 million, $2.3 million and $1.7 million of inventory from Golden Peanut Company in 1996, 1997 and 1998, respectively.

(10)Discontinued Operations

   The Company's Agri-Services segment purchases or manufactures feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, the Agri-Services segment is engaged in the processing, storage and marketing of cotton, serves as a contract procurement agent for, and stores, farm commodities such as soybeans and grain, and is a partner in a major peanut processing and marketing business and in a pecan processing and marketing business. In May 1998, the Gold Kist Board of Directors adopted a plan to discontinue operations of the Agri-Services segment.

   In July 1998, Gold Kist entered into an Asset Purchase Agreement, pursuant to which the Company has agreed to sell and assign the assets and certain of the liabilities of the Company's agricultural inputs businesses (see note 1). In August 1998, the Company entered into an agreement to sell or assign the cotton marketing operation's purchases and sales commitments for the 1998 cotton crop.

   Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase-out period, have been segregated from continuing operations and reported separately in the consolidated statements of operations and cash flows for 1996, 1997 and 1998. Net sales volume of the Agri-Services segment was $535.4 million, $636.2 million and $720.0 million, respectively, in 1996, 1997 and 1998.

   The assets and liabilities of such operations at June 27, 1998
have been  reflected  as  a  net  current  asset.    The  Company
anticipates the sale of substantially all of these operations in fiscal 1999.


                         GOLD KIST INC.

      Notes to Consolidated Financial Statements, Continued

                  (Dollar Amounts in Thousands)


(11)  Acquisition of Minority Interest

   In January 1997, the Gold Kist Board of Directors adopted a resolution authorizing the Company's officers to negotiate with Golden Poultry Company, Inc. (_Golden Poultry_) to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry's common stock not currently owned by Gold Kist. Gold Kist owned 10,901,802 shares or 75% of Golden Poultry's 14,628,435 outstanding shares. The negotiations were completed and an Agreement and Plan of Merger executed in April 1997 (the "Merger Agreement"), among Gold Kist, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

   Pursuant to the Merger Agreement, Gold Kist agreed to pay $14.25 per share in cash for each outstanding share of common stock not already beneficially owned by Gold Kist. The Merger Agreement was approved by the Boards of Directors of the Association and Golden Poultry Company, Inc. and was approved by a majority of the owners of the Golden Poultry common stock not owned by Gold Kist at a Special Meeting of Shareholders on September 5, 1997. The merger became effective on September 8, 1997. The cost to acquire the outstanding shares and the fees and expenses incurred in connection with the merger were approximately $55.1 million. The acquisition of the minority interest was accounted for using the purchase method of accounting. The cost in excess over the net assets acquired was $24.7 million, which is being amortized over 20 years. The pro forma effect of goodwill amortization on prior years is not significant.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

          Not Applicable.


                           PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                 Years
                                                       Term      Served as
Name                Age          Office               Expires    Director
                    (as of
                    8/30/98)
W. P. Smith, Jr.*    69     Chairman of the Board &       1998   25
                            Director (District 1)

Herbert A. Daniel, Jr.46    Director (District 2)        1998    3

Fred K. Norris, Jr.* 70     Director (District 3)        2000    21

James E. Brady, Jr.  63     Director (District 4)        1999    14

W. Kenneth Whitehead 54     Director (District 5)        1999    5

Dan Smalley*         49     Director (District 6)        1999    13

A. Jack Nally        55     Director (District 7)        2000    7

M. Michael Davis     47     Director (District 8)        2000    4

Phil Ogletree, Jr.   65     Director (District 9)        1998    21




*   Member of Board of Directors Executive Committee.

    The Directors of Gold Kist are elected on a district representation basis. The districts are redrawn from time to time by the Board of Directors, under provisions of the By-
Laws of Gold Kist, to provide for equitable representation of members in the territory served by Gold Kist. During the past five years, each of the Directors has owned and managed substantial farming operations, producing such agricultural products as peanuts, cotton, soybeans, corn, other grains, peaches, vegetable crops, cattle, poultry and dairy products.
While the size and types of products produced on, and personnel employed at, each of the Director's farms varies, each Director's business activities have been related primarily to small agribusiness enterprises. There are no family relationships among any of the Directors and executive officers.


The Executive Officers of Gold Kist are:




                                                   Years    Years
                                                   Served   Served
                                                   In that  with
    Name            Age       Office               Office   Gold Kist
                    (as of                         (as of   (as of
                    8/30/98)                       8/30/98) 8/30/98)
G. O. Coan*         62   Chief Executive Officer,     3        39
                         and Chairman of the
                         Management Executive
                         Committee
John Bekkers*       53   President and Chief         3         13
                         Operating Officer
M. A. Stimpert      54   Senior Vice President,       2        15
                         Planning and Administration
Kenneth N. Whitmire 60   Group Vice President,       10        37
                         Poultry Group
J. David Dyson      51   General Counsel, Vice       6 months  18
                         President and Secretary
Peter J. Gibbons    61   Vice President, Finance     19        22
Paul G. Brower      59   Vice President,             19        19
                         Communications
Jerry L. Stewart    58   Vice President -            17        35
                         Marketing, Poultry Group
Donald W. Mabe      44   Vice President -            1         13
                         Operations, Poultry Group
Marshall Smitherman 56   Vice President -            1         19
                         Cotton Division
John K. McLaughlin  60   Vice President, Pet Food      14      14
                         and Animal Products Division
Allen C. Merritt    52   Vice President, Fertilizer    15      26
                          and Chemical Division
Stanley C. Rogers   52   Vice President,                8      20
                         AgriServices Division
Michael F. Thrailkill 50 Vice President,                6     25
                         Information Services
Stephen O. West     52   Treasurer                     15      18
W. F. Pohl, Jr.     48   Controller                    16     22



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



                                   Annual compensation

                                                            Other
                                                            annual    All other
                         Fiscal                             compensa- compensa-
                         year           Salary    Bonus     tion(1)   tion
                         ended          ($)       ($)       ($)       ($)
G. O. Coan               June 27, 1998  $475,000  $0        $2,211    $9,786 (2)
 Chief Exec. Officer and June 28, 1997   470,577  50,000    1,869     12,230 (2)
 Chairman of the Manage- June 29, 1996   349,058  450,000   1,055     12,030 (2)
 ment Executive Committee

John Bekkers             June 27, 1998  $347,500  $0       $5,757     $7,186 (2)
 President and Chief     June 28, 1997   282,423  50,000    3,656     9,842 (2)
 Operating Officer       June 29, 1996   210,577 295,000    1,110     9,425 (2)

Kenneth N. Whitmire      June 27, 1998  $212,692  $0        $8,742    $7,629 (2)
 Group Vice President,   June 28, 1997   204,434  44,000     6,703    9,956 (2)
 Poultry Group           June 29, 1996   189,819  240,000    2,375     9,965 (2)

Jerry L. Stewart         June 27, 1998  $182,231  $0        $4,767    $7,270 (2)
Vice President           June 28, 1997   174,981  29,000     3,434    9,353 (2)
Marketing, Poultry Group June 29, 1996   161,727  164,000    1,889    9,569 (2)

M. A. Stimpert           June 27, 1998  $204,615  $0        $5,812    $7,518 (2)
Senior Vice President,   June 28, 1997   194,488  24,000    4,497     10,020 (2)
Planning and Admini-     June 29, 1996  87,356(3) 75,000(3) 2,280(3) 9,201(2)(3)
stration


_______________________________
(1)The amounts shown for the fiscal years ended June 27, 1998, and June 28, 1997 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2)The amounts set forth include the following amounts that were contributed by the Association for fiscal years 1998, 1997 and 1996 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K)): Mr. Coan - $2,400, $4,750 and $4,500 respectively, Mr. Bekkers - $2,814, $5,404 and $4,946 respectively; Mr. Whitmire - $2,425, $4,684 and $4,656 respectively; Mr. Stewart - $2,422, $4,439 and $4,617 respectively; and Mr. Stimpert - $2,450, $4,804 and $3,859 respectively. In addition, the amounts set forth include for fiscal years 1996, 1997 and 1998, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,530, $7,480 and $7,386 respectively; Mr. Bekkers - $4,479, $4,438 and $4,372 respectively; Mr. Whitmire - $5,309, $5,272 and $5,204 respectively; Mr. Stewart - $4,952, $4,914 and $4,848 respectively; and Mr. Stimpert - $5,342, $5,216 and $5,068 respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.
(3)The amounts indicated reflect Mr. Stimpert's employment for a portion of the fiscal year from January 1996 to June 1996.

Retirement Plans. Gold Kist maintains two noncontributory retirement plans, one for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1997, the Association made a contribution of $1,412,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1997. Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:


                    Estimated Annual Benefits For Years of Service Indicated

Remuneration        10 Years       15 Years  20 Years     25 Years   30 Years
                                                                      or More
$ 30,000            $  7,500       $ 11,250  $ 15,000     $ 18,750  $  22,500
$100,000              15,000         22,500    30,000       37,500     45,000
$150,000              22,500         33,750    45,000       56,250     67,500



     For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

    The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1997, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Coan (30); Mr. Bekkers (13); Mr. Whitmire (30); Mr. Stewart (30); and Mr. Stimpert (24).

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




Estimated Annual Benefits For Years of Service Indicated

Remuneration   10 Years  15 Years  20 Years  25 Years  30 Years
                                                       or More
$100,000       $15,000   $ 22,500  $ 30,000  $ 37,500  $ 45,000
$150,000       22,500    33,750    45,000    56,250     67,500
$200,000       30,000    45,000    60,000    75,000     90,000
$250,000       37,500    56,250    75,000    93,750    112,500
$350,000       52,500    78,750    105,000   131,250   157,500
$500,000       75,000    112,500   150,000   187,500   225,000
$750,000       112,500   168,750   225,000   281,250   337,500
$850,000       127,500   191,250   255,000   318,750   382,500


     Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Retirement Plan for Salaried Employees.

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 27, 1998: Mr. Coan - $281,440; Mr. Bekkers - $142,257;
Mr. Whitmire - $166,809; and Mr. Stimpert - $143,409.

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


The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being
15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 27, 1998, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

   Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 27, 1998, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and
Properties) -- Patronage Refunds.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)1.Index to Consolidated Financial Statements

          Consolidated Financial Statements:

          Independent Auditors' Reports

          Consolidated Balance Sheets - June 28, 1997 and
          June 27, 1998

          Consolidated Statements of Operations-Years Ended
          June 29, 1996, June 28, 1997 and June 27, 1998

          Consolidated Statements of Patrons' and Other
          Equity-Years Ended June 29, 1996, June 28, 1997
          and June 27, 1998

          Consolidated Statements of Cash Flows-Years ended
          June 29, 1996, June 28, 1997 and June 27, 1998

          Notes to Consolidated Financial Statements

     (a)2.Financial Statement Schedules:

          Gold Kist Inc.

          Financial Statement Schedule:

          II. Valuation Reserves-Years Ended June 29, 1996
              June 28, 1997 and June 27, 1998


                                 GOLD KIST INC.

                        Schedule II - Valuation Reserves

                          (Dollar Amounts in Thousands)


Column A       Column B            Column C            Column D       Column E
                                   Additions
               Balance at     Charge to      Charged                  Balance
               Beginning      Cost and       To Other                 At End
Description    Of Period      Expenses       Accounts  Deductions     Of Period

Deducted in the
consolidated
balance sheets
from the asset
to which it
applies:

Allowance for
doubtful
accounts:

June 29, 1996  $1,219         1,084          -         727(A)         1,576

June 28, 1997   1,576           336          -         486(A)         1,426

June 27, 1998   1,426         1,975          -         288(A)         3,113


(A) Represents accounts written off.


Allowance for
deferred tax
assets
valuation:

June 29, 1996  $1,984         -              -         578(C)         1,406

June 28, 1997   1,406         -              -         328(C)         1,078

June 27, 1998   1,078         58(B)          -         -              1,136


(B) Represents establishment of allowance for net operating deductions not available for state income tax purposes.


(C) Represents estimate of net operating loss deductions that are realizable.



(a)3.  Exhibits - Index of Exhibits

   Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

Designation
of Exhibit                              Document with Which        Designation
in this                                 Exhibit Was Previously   of such Exhibit
Report    Description of Exhibit        Filed with Commission    in that Document
B-2  Agreement of Merger, dated as of   Amendment to Schedule    Exhibit 3
     April 22, 1997, among              13D filed April 25, 1997
     Golden Poultry Company, Inc.,
     Gold Kist Inc., Agri International,
     Inc. and Golden Poultry Acquisition
     Corp.

B-3(a)    Restated and Amended          Annual Report on Form    Exhibit B-3(a)
          Articles of Incorpo-          10-K for the Fiscal
          ration of Registrant          Year ended June 26, 1993

B-3(b)    Current By-Laws of            Annual Report on Form    Exhibit B-3(b)
          Registrant, as amended        10-K for the Fiscal
          Year ended June 28, 1997

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

B-4(e)    Form of Indenture, dated as of Registration filed on     Exhibit 4(f)(2)
          September 1, 1985, governing   Form S-2 (Registration
          the terms of the Three Year    No. 33-428)
          Subordinated Capital Certifi-
          cates of Interest (Series A),
          including therein a table of
          contents, cross-reference
          sheet, and form Capital
          Certificates of Interest

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

B-4(i)    Agreement to furnish copies   Registration filed on    Exhibit 4(h)
          of constituent instruments    Form S-1 (Registration
          defining the rights of the    No. 2-59958)
          holders of certain industrial
          revenue bonds

B-4(j)(1) Note Agreement with the       Quarterly Report on      Exhibit B-4(q)(1)
          Prudential Insurance          Form 10-Q for the
          Company of America dated      Fiscal Quarter ended
          as of November 4, 1988        December 31, 1988

B-4(j)(2) Note Agreement with           Quarterly Report on      Exhibit B-4(q)(2)
          Pruco Life Insurance          Form 10-Q for the
          Company dated as of           Fiscal Quarter ended
          November 4, 1988              December 31, 1988


B-4(j)(3) Amendment dated as of         Registration filed on    Exhibit 4(l)(5)
          January 9, 1991, to Note      Form S-2 (Registration
          Agreements with the Prudential     No. 33-42900)
          Insurance Company of America
          and Pruco Life Insurance
          Company

B-4(j)(4) Note Agreement with the       Registration filed on    Exhibit 4(l)(6)
          Prudential Insurance Company  Form S-2 (Registration
          of America, dated as of       No. 33-42900)
          June 3, 1991

B-4(j)(5) Amendment dated as of June 26,     Registration filed on    Exhibit 4(l)(7)
          1992, to Note Agreements with      Form S-2 (Registration
          the Prudential Insurance Company   No. 33-52268)
          of America

B-4(j)(6) Amendment dated July 14, 1993,     Registration filed on    Exhibit 4(l)(8)
          to Note Agreements with the        Form S-2 (Registration
          Prudential Insurance Company of    No. 33-69204)
          America and Pruco Life Insurance
          Company

B-4(j)(7) Note Purchase and Private Shelf    Registration filed on    Exhibit 4(j)(9)
          Agreement, dated as of February    Form S-2
          11, 1997, with the Prudential      (Registration No. 333-36291)
          Insurance Company of America

B-4(j)(8) Amendment dated May 13, 1997       Registration filed on    Exhibit 4(j)(10)
          to Note Agreements with Prudential Form S-2
          Insurance Company of America       (Registration No. 333-36291)
          and with Pruco Life Insurance
          Company; Note Agreement dated
          as of June 3, 1991 with the
          Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of America

B-10(a)   Form of Deferred Compensation      Registration filed on    Exhibit 11(d)
          Agreement between Gold Kist        Form S-1 (Registration
          Inc. and certain executive         No. 2-59958)
          officers*

B-10(b)(1)Gold Kist Management Bonus         Registration filed on    Exhibit 10(b)
          Program*                           Form S-1 (Registration
                                             No. 2-69267)

B-10(b)(2)Amended Gold Kist Management       Registration filed on    Exhibit 10(b)(2)
          Bonus Program*                     Form S-2 (Registration
          No. 2-79538)

B-10(b)(3)Form of Gold Kist Supplemental     Registration filed on    Exhibit 10(b)(3)
          Executive Retirement Income        Form S-2 (Registration
          non-qualified deferred             No. 33-9007)
          compensation agreement between
          Gold Kist and certain execu-
          tive officers and Resolution
          of Gold Kist Board of Directors
          authorizing the Supplemental
          Executive Retirement Plan*

B-10(b)(4)Resolution of Gold Kist Board      Registration filed on    Exhibit 10(b)(4)
          of Directors authorizing the       Form S-2 (Registration
          Gold Kist Special Award Plan*      No. 33-9007)

B-10(b)(5)Form of Gold Kist Executive's      Registration filed on    Exhibit 10(b)(5)
          Change in Control Agreement        Form S-2 (Registration
          between Gold Kist and certain      No. 33-31164)
          officers and resolution of
          Gold Kist Board of Directors
          authorizing the Officers
          Contingency Plan*

B-10(b)(6)Form of Directors Change           Registration filed on    Exhibit 10(b)(6)
          in Control Agreement               Form S-2 (Registration
          between Gold Kist and              No. 33-36938
          Directors of Gold Kist*

B-10(b)(7)Form of Director                   Registration filed on    Exhibit 10(b)(7)
          Emeritus Life Benefits             Form S-2 (Registration
          Agreement*                         No. 33-36938)

B-10(b)(8)Form of Director Emeritus          Registration filed on    Exhibit 10(b)(8)
          Agreement for Medical Benefits*    Form S-2 (Registration
                                             No. 33-36938)

B-10(b)(9)Gold Kist Executive Savings        Registration filed on    Exhibit 10(b)(9)
          Plan, as amended *                 Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(10)Gold Kist Director Savings        Registration filed on    Exhibit 10(b)(10)
          Plan, as amended *                 Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(11)Gold Kist Split Dollar Life       Registration filed on    Exhibit 10(b)(11)
          Insurance Plan *                   Form S-2 (Registration
                                             No. 33-62869)

B-10(c)(l)Form of Membership, Marketing,     Registration filed on    Exhibit 13(b)
          and/or Purchasing Agreement of     Form S-1 (Registration
          Gold Kist Inc., Atlanta,           No. 2-59958)
          Georgia

B-10(c)(2)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(2)
          and/or Purchasing Agreement of     Form S-1 (Registration
          Gold Kist Inc., Atlanta,           No. 2-74205)
          Georgia, as revised October
          17, 1980

B-10(c)(3)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(3)
          and/or Purchasing Agreement of     Form S-2 (Registration
          Gold Kist Inc., Atlanta,           No. 33-428)
          Georgia, as revised November
          l, l984

B-10(c)(4)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(4)
          and/or Purchasing Agreement        Form S-2 (Registration
          of Gold Kist Inc., Atlanta,        No. 33-24623)
          Georgia, revised October
          29, 1987

B-10(c)(5)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(5)
          and/or Purchasing Agreement of     Form S-2 (Registration
          Gold Kist Inc., Atlanta, Georgia,  No. 33-42900)
          revised August 21, 1991

B-10(c)(6)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(6)
          and/or Purchasing Agreement of     Form S-2
          Gold Kist Inc., Atlanta, Georgia   (Registration No. 333-36291)
          revised July 9, 1997


B-10(d)   CF Industries, Inc., Member        Registration filed on    Exhibit 13(j)
          Product Purchase Agreement         Form S-2 (Registration
                                             No. 2-59958)

B-10(e)(1)General Partnership Agreement      Registration filed on    Exhibit 10(h)(1)
          (GC Properties) between Gold       Form S-2 (Registration
          Kist Inc. and Cotton States        No. 33-428)
          Mutual Insurance Company,
          dated as of July 1, 1984

B-10(e)(2)Lease from GC Properties,          Registration filed on    Exhibit 10(h)(2)
          dated December 11, 1984,           Form S-2 (Registration
          for home office building           No. 33-428)
          space

B-10(f)(1)General Partnership Agreement      Annual Report on Form    Exhibit B-10(f)(1)
          (Golden Peanut Company)            10-K for the Fiscal
          between Gold Kist and Archer-      Year Ended June 30, 1987
          Daniels-Midland Company, dated
          as of December 17, 1986

B-10(f)(2)Amended and Restated Partnership   Registration filed on    Exhibit 10(f)(2)
          Agreement (Golden Peanut Company)  Form S-2 (Registration
          between Gold Kist Inc., Archer-    No. 33-31164)
          Daniels-Midland Company and
          Alimenta Processing Corporation,
          dated as of March 1, 1989

B-10(f)(3)Amendment to Amended and           Registration filed on    Exhibit 10(f)(3)
          Restated Partnership Agreement     Form S-2 (Registration
          (Golden Peanut Company) between    No. 33-42900)
          Gold Kist Inc., Archer-Daniels-
          Midland Company and Alimenta
          Processing Corporation, dated
          as of June 30, 1991

B-10(f)(4)Master Commercial Facilities       Annual Report on Form    Exhibit B-10(f)(2)
          Lease Agreement between Gold       10-K for the Fiscal
          Kist and Golden Peanut Company     Year Ended June 30, 1987
          dated as of December 17, 1986

B-10(g)   Grain Procurement Agreement        Annual Report on Form    Exhibit B-10(h)
          between Gold Kist and Archer-      10-K for the Fiscal
          Daniels-Midland Company, dated     Year Ended June 30, 1987
          August 31, 1987

B-10(h)   Guaranty dated December 18,        Registration filed on    Exhibit 4(o)
          1992 by Gold Kist in favor of      Form S-2 (Registration
          NationsBank of Georgia, N.A.       No. 33-69204)

B-10(i)   Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(j)   Asset Purchase Agreement dated     Report filed on Form     Exhibit 10(k)
          as of July 23, 1998, between       8-K dated as of
          Southern States Cooperative,       July 23, 1998
          Incorporated and Gold Kist Inc.

B-21      Subsidiaries of the Registrant     Annual Report on Form    Exhibit B-21
                                             10-K for the Fiscal Year
                                             ended June 28, 1997

B-27 Financial Data Schedule

*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b)Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 27, 1998. The Association filed Form 8-K dated as of July 23, 1998, to report the execution of an Asset Purchase Agreement with Southern States, pursuant to which the Association has agreed to sell and assign, and Southern States has agreed to purchase and assume, the assets and certain of the obligations of the Association's agricultural inputs business.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date:  September 24, 1998    By:/s/ G. O. Coan
                             G. O. Coan, Chief Executive
                             Officer (Principal
                             Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE             TITLE                       DATE


/s/ G. O. Coan       Chief Executive Officer      September 24, 1998
G. O. COAN           (Principal Executive Officer)

/s/ Peter J. Gibbons  Vice President-Finance      September 24, 1998
PETER J. GIBBONS     (Principal Financial Officer)

/s/ W. F. Pohl, Jr.  Controller (Principal        September 24, 1998
W. F. POHL, JR.      Accounting Officer)

/s/ W. P. Smith, Jr.      Director                September 21, 1998
W. P. SMITH, JR.

/s/ Fred K. Norris, Jr.   Director                September 21, 1998
FRED K. NORRIS, JR.

/s/ Dan Smalley            Director               September 21, 1998
DAN SMALLEY

/s/ Phil Ogletree, Jr.      Director              September 21, 1998
PHIL OGLETREE, JR.

/s/ James E. Brady, Jr.     Director              September 21, 1998
JAMES E. BRADY, JR.

/s/ A. Jack Nally           Director              September 21, 1998
A. JACK NALLY

/s/ W. Kenneth Whitehead    Director              September 21, 1998
W. KENNETH WHITEHEAD

/s/H. Michael Davis        Director               September 21, 1998
H. MICHAEL DAVIS

/s/ Herbert A. Daniel, Jr.  Director              September 21, 1998
HERBERT A. DANIEL, JR.


                                INDEX TO EXHIBITS

                                                  Sequentially
Exhibit                                           Numbered
Number     Description                            Page

B-10(i) Credit Agreement dated
        as of August 4, 1998,
        with various banks and
        lending institutions, as lendors,
        and Cooperatieve Centrale Raiffeisen-
        Boerenleen Bank B.A., New York
        Branch, as agent

B-27    Financial Data Schedule