Form 10-Q
period 1998-09-26
GOLD KIST INC
filed 1998-11-10
CIK 215994

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 26, 1998

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


                                        Yes  X      No


                         GOLD KIST INC.


                              INDEX


                                                        Page No.



Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 26, 1998 and June 27, 1998 ..        1

           Consolidated Statements of Operations
             and Comprehensive Income -
             Three Months Ended September 26, 1998
             and September 27, 1997 ................        2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 26, 1998
             and September 27, 1997 ................        3

           Notes to Consolidated Financial
             Statements ............................      4 - 5

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition .............................      6 - 11

  Item 3.  Quantitative And Qualitative Disclosures
             About Market Risk......................       11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K.........       12





                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                               Sept.26,         June 27,
                                                 1998             1998
                  ASSETS
Current assets:
   Cash and cash equivalents                  $   23,854          11,789
   Receivables, principally trade,
    less allowance for doubtful
    accounts of $1,501 at
    September 26, 1998 and $3,113
    at June 27, 1998                             125,977         107,957
   Inventories (note 3)                          163,979         174,204
   Deferred income taxes                          24,302          45,431
   Other current assets                           45,091          32,673
   Net assets of discontinued operations         218,914         247,621
       Total current assets                      602,117         619,675
Investments                                      117,366         125,623
Property, plant and equipment, net               254,133         255,791
Other assets                                      84,222          79,566
                                              $1,057,838       1,080,655

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                     $   89,939         201,939
    Subordinated loan certificates                32,846          35,005
    Current maturities of long-term debt         141,863          93,248
                                                 264,648         330,192
   Accounts payable                               92,336          85,188
   Accrued compensation and related expenses      32,894          32,466
   Interest left on deposit                       12,641          11,451
   Other current liabilities                      10,500          10,799
       Total current liabilities                 413,019         470,096
Long-term debt, excluding current maturities     323,116         320,600
Accrued postretirement benefit costs              49,958          48,678
Other liabilities                                  7,311           7,275
       Total liabilities                         793,404         846,649
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 33 at
    September 26, 1998 and June 27, 1998              33              33
   Patronage reserves                            230,240         198,517
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $12,272 at September 26, 1998 and
    $14,592 at June 27, 1998)                     22,790          27,099
   Retained earnings                              11,371           8,357
       Total patrons' and other equity           264,434         234,006
Contingencies (note 5)
                                              $1,057,838       1,080,655


      See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2
                                    GOLD KIST INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE INCOME
                                (Amounts in Thousands)
                                      (Unaudited)

                                              Three Months Ended
                                           Sept. 26,       Sept. 27,
                                             1998            1997
  Net sales volume                          $480,855        419,067
  Cost of sales                              395,733        444,972
     Gross margins (loss)                     85,122        (25,905)

  Distribution, administrative and general
     expenses                                 22,593         16,559

     Net operating margins (loss)             62,529        (42,464)

  Other income (deductions):
     Interest income                             645            438
     Interest expense                         (9,512)        (4,305)
     Equity in earnings of partnership
        (note 4)                               1,193            845
     Miscellaneous, net                        1,174          3,670
       Total other income (deductions)        (6,500)           648

     Margins (loss) from continuing
       operations before income taxes         56,029        (41,816)

  Income tax expense (benefit)                20,199        (14,911)

     Margins (loss) from continuing
       operations                             35,830        (26,905)

  Discontinued operations (note 5):

     Loss from operations of discontinued
       Agri-Services segment (less
       applicable income taxes of $3,354
       million for 1997)                           -         (6,053)

     Net margins (loss)                       35,830        (32,958)

  Other comprehensive income (loss), net
     of tax:

     Unrealized holding gains (losses) on
       securities arising during period
       (less applicable income taxes of
       $2,320 for 1998 and $1,452 for 1997)   (4,309)         2,697

     Comprehensive income (loss)            $ 31,521        (30,261)



     See Accompanying Notes to Consolidated Financial Statements.


                                                                   Page 3


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                (Unaudited)
                                                    Three Months Ended
                                                   Sept. 26,   Sept. 27,
                                                     1998        1997
Cash flows from operating activities:
  Margins (loss) from continuing operations       $  35,830     (26,905)
  Non-cash items included in margins (loss)
    from continuing operations:
    Depreciation and amortization                     9,996       8,354
    Equity in earnings of partnership                (1,193)       (845)
    Deferred income tax expense (benefit)            20,344      (1,697)
    Other                                            (2,909)       (297)
  Changes in operating assets and liabilities:
    Receivables                                     (16,408)        327
    Inventories                                      10,225       4,328
    Commodities margin deposits                           -      39,666
    Other current assets                            (13,125)    (12,955)
    Accounts payable and accrued expenses             7,982       2,454
    Interest left on deposit                          1,190        (487)

Net cash provided by operating activities
 of continuing operations                            51,932      11,943

Net cash provided by operating activities
 of discontinued operations                          28,707       1,022

Net cash provided by operating activities            80,639      12,965

Cash flows from investing activities:
 Acquisitions of property, plant and equipment       (7,953)    (16,818)
 Acquisition of subsidiary minority interest              -     (53,104)
 Other                                                3,500       6,281

Net cash used in investing activities of
 continuing operations                               (4,453)    (63,641)

Net cash used in investing activities of
 discontinued operations - acquisitions of
 property, plant and equipment                             -     (2,973)

Net cash used in investing activities                (4,453)    (66,614)

Cash flows from financing activities:
 Short-term borrowings (repayments), net           (114,159)     13,218
 Proceeds from long-term debt                        79,897      81,509
 Principal payments of long-term debt               (28,766)    (40,911)
 Patronage refunds and other equity paid in cash     (1,093)     (1,159)

Net cash provided by (used in) financing activities (64,121)     52,657

Net change in cash and cash equivalents              12,065        (992)

Cash and cash equivalents at beginning of period     11,789      17,921

Cash and cash equivalents at end of period        $  23,854      16,929

Supplemental disclosure of cash flow data:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)         $  15,623       8,955
    Income taxes                                  $       -           -


     See Accompanying Notes to Consolidated Financial Statements.


                                                         Page 4
                         GOLD KIST INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in Thousands)
                           (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 13 through 17 and pages 22 through 39, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 27, 1998.

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

 3.  Inventories consist of the following:

                                      Sept. 26, 1998   June 27, 1998
     Live poultry and hogs               $ 91,777           94,005
     Marketable products                   40,035           45,081
     Raw materials and supplies            32,167           35,118
                                         $163,979          174,204

 4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $19.0 million at September 26, 1998 and $22.7 million at June 27, 1998. In July 1998, the Association received a distribution of $4.4 million from the partnership.

    Summarized operating statement information of Golden  Peanut
     Company is shown below:

                                              Three Months Ended
                                          Sept. 30,         Sept. 30,
                                            1998              1997
 Net sales and other operating
   income                                  $94,049            81,000
 Costs and expenses                         90,470            78,466
   Net earnings                            $ 3,579             2,534

 5. In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States
     Cooperative, Inc. (Southern States). Proceeds of $218.1 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation. The Association anticipates a post-closing settlement of actual net current asset value with Southern States in early 1999. Net sales volume of the Agri-Services segment was $131.9 million and $138.9 million, respectively, for the quarter ended September 26, 1998 and September 27, 1997.

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100
     million  principal  amount   of  preferred  securities   if
     Southern States is unable to market the securities to other
     purchasers by  April 1999.   The  preferred securities,  if
     purchased, will carry an initial weighted average dividend rate of 7.8%. The Association will have no obligation to purchase the preferred securities if Southern States places
     with  other  purchasers  similar  capital  and  or   equity
     securities.   To the  extent  Southern States  places  with
     other purchasers capital and or equity securities similar to the preferred securities in an amount less than $100 million, the Association's commitment to purchase preferred securities shall be reduced correspondingly on a dollar-for-dollar basis. The Association has established a $100 million irrevocable direct pay letter of credit to secure its contingent obligation. There are no assurances that Southern States will be able to market such securities and relieve the Association of its commitment to purchase such securities.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales Volume

For the three month period ended September 26, 1998, net sales volume increased 14.7% to $480.9 million from $419.1 million in the comparable period last year. The increase in net sales volume was due primarily to a 7.3% increase in average poultry selling prices and a 7.9% increase in poultry pounds sold. The increase in average selling prices was attributed to the reduction in the rate of industry growth. The increase in pounds sold was primarily due to changes in product mix and improvements in processing capacity utilization.

Net Operating Margins (Loss)

The Association had net operating margins of $62.5 million for the quarter ended September 26, 1998 as compared to a net operating loss of $42.5 million in the comparable period last year. The improvement in operating margins was due to the increase in poultry market prices discussed above and lower feed ingredient costs. Feed ingredient costs for the quarter ended September 26, 1998 declined 41% as compared to the quarter ending September 27, 1997. Corn and soybean meal cash market prices decreased substantially as a result of the favorable 1998 grain harvest and reduced foreign demand for U.S. grains. The increase in distribution, administrative and general expenses for the three months ended September 26, 1998 reflected the increase in incentive compensation expenses related to the increase in net margins.

Other Income (Deductions)

Interest expense was $9.5 million for the quarter ended September 26, 1998 as compared to $4.3 million for the comparable period last year. The increase in interest expense was the result of increased average borrowings and higher interest rates related to the decline in the Association's financial condition during the fiscal year ended June 27, 1998.

Equity in the earnings of the partnership of approximately $1.2 million represented the Association's pro rata share of Golden Peanut Company's earnings for the quarter ended September 26,
1998. This compared to a $845,000 pro rata share of the partnership's earnings for the same quarter a year ago.

Miscellaneous, net was $1.2 million for the three months ended September 26, 1998 as compared to $3.7 million for the same period last year. Miscellaneous, net for the quarter ended September 27, 1997 includes income of $2.0 million related to a poultry grower agreement. Miscellaneous, net for the three months ended September 26, 1998 includes dividends of

$356,000.     For  the   quarter   ended  September   26,   1998,
miscellaneous,  net   reflected   a  $353,000   gain   from   the
Association's ownership interest in a pecan processing and marketing company.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. The primary source of external long-term financing is a secured revolving credit facility.

In August 1998, the Association replaced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. In accordance with terms of the loan agreements, the $250 million three-year bridge loan was paid on October 13, 1998 with proceeds of $218.1 million from the sale of certain assets of the Agri-Services segment and cash provided by operations. The 364-day line of credit and three-year revolving facility are secured by inventories, receivables and certain property, plant and equipment of the Association. At September 26, 1998, the Association had unused loan commitments of $230.0 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term
financing available  from various  external sources.   The  terms
require a ratio of current assets to current liabilities of not less than 1.25 to 1 and the ratio of total funded debt to total
capitalization not to  exceed 65%.   At September  26, 1998,  the
Association's current ratio and ratio of total funded debt to capitalization, determined under the loan agreements, were 1.46
to 1 and  64%, respectively.   The terms of  the loan  agreements
require specific quarterly fixed charge coverage ratios during fiscal 1999 and a fixed charge ratio for fiscal 1999 of 150%. In addition, the terms place a limitation on capital expenditures, equity distributions, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures
and certain  option  contracts.    At  September  26,  1998,  the
Association was in compliance with the loan agreements.

Working capital and  the current  ratio were  $189.1 million  and
1.46 to 1, respectively, at September 26, 1998, as compared to $149.6 million and 1.32 to 1, respectively, at June 27, 1998. Patrons equity at September 26, 1998 was $264.4 million as compared to $234.0 million at June 27, 1998. The increase in patron's equity was the result of net margins of $35.8 million which were partially offset by the $4.3 million unrealized holding loss on marketable equity securities and equity redemptions for the quarter ended September 26, 1998. Cash and cash equivalents were approximately $23.9 million at September 26, 1998. Net cash provided by operations reflected the improvements in poultry operating margins and net cash provided by discontinued operations. Cash provided by operations was used to repay short and long-term borrowings.

In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (Southern States). Proceeds of $218.1 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation. The Association anticipates a post-closing settlement of actual net current asset value with Southern States in early 1999.

In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers by April 1999. The preferred securities, if purchased, will carry an initial weighted average dividend rate of 7.8%. The Association will have no obligation to purchase the preferred securities if Southern States places with other purchasers similar capital and or equity securities. To the extent Southern States places with other purchasers capital and or equity securities similar to the preferred securities in an amount less than $100 million, the Association's commitment to purchase preferred securities shall be reduced correspondingly on a dollar-for-dollar basis. If necessary, the Association plans to use its existing secured committed credit facility to fund the purchase of the preferred securities. The Association has established a $100 million irrevocable direct pay letter of credit to secure its contingent obligation. There are no assurances that Southern States will be able to market such securities and relieve the Associa-tion of its commitment to purchase such securities.

The Association plans capital expenditures of approximately $45 million in 1999 that primarily include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1999, management expects cash expenditures to approximate $4.0 million for equity distributions. In connection with the sale of assets of the Agri-Services segment to Southern States and the plan to discontinue operations of the Agri-Services segment during fiscal 1999, Gold Kist discontinued the sale of Subordinated Certificates in October 1998. The Associa-tion believes cash and cash equivalents at September 26, 1998 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1999 and to fund the repayment of outstanding Subordinated Certificates as they mature. Approximately $37.0 million of Subordinated Certificates and accrued interest will mature during the remaining three quarters of fiscal 1999.

Year 2000 Disclosure Statement

The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the

Association's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT" systems) and its non-information technology systems ("non-IT" systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, and environmental controls, year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of July 1, 1998, the Association has completed phase
(1) of its initiative and has begun phase (2). The Association is scheduled to complete phase (2) by the end of the second quarter of fiscal 1999 at which time it will commence its final testing phase. The Association expects the final testing phase to be complete by third quarter. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Association's 2000 until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Associa-tions 2000 consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosure About Market Risks.

Market Risk

The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Association has international net sales volume and related accounts receivable for foreign customers, it considers the foreign currency exchange risk in such activities to be immaterial.

Interest Rate Risk

The Association uses interest rate swaps to hedge interest rate changes on a portion of its borrowings. At September 26, 1998, the Association had $150 million notional value of interest rate swaps outstanding. The swaps effectively change the average interest rates on $150 million of floating rate debt to a 5.97% fixed rate from LIBOR. Assuming year-end fiscal 1998 variable rates and borrowings at September 26, 1998, a one-hundred-basis-point change in interest rates would impact the Association's net interest expense by approximately $2.0 million, net of the effect of the swaps.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures contracts, primarily corn and soybean meal, are recognized when closed and option contracts are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's committed secured credit facility limit the use of cash forward contracts and commodities futures and options to hedge no more than thirteen weeks of the Association's soybean meal and corn requirements. At September 26, 1998, the fair value of the Association's outstanding commodity futures and options positions was not material.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 26, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLD KIST INC.
                                           (Registrant)

Date   November 10, 1998
                                           Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)


Date   November 10, 1998
                                          Walter F. Pohl, Jr.
                                              Controller
                                    (Principal Accounting Officer)



                                                         Page 12


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 26, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLD KIST INC.
                                         (Registrant)

Date     November 10, 1998          /s/ Gaylord O. Coan
                                        Gaylord O. Coan
                                     Chief Executive Officer
                                  (Principal Executive Officer)


Date     November 10, 1998         /s/ Walter F. Pohl, Jr.
                                       Walter F. Pohl, Jr.
                                           Controller
                                  (Principal Accounting Officer)