Form 10-Q
period 1998-12-26
GOLD KIST INC
filed 1999-02-09
CIK 215994

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 26, 1998

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


                                     Yes  X      No



                         GOLD KIST INC.


                              INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             December 26, 1998 and June 27, 1998 ...        1

           Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 26, 1998 and December 27, 1997        2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 26, 1998
             and December 27, 1997 .................        3

           Notes to Consolidated Financial
             Statements ............................      4 - 5

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition .............................      6 - 11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K ........       12

                                                                 Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
<

                                               Dec. 26,         June 27,
                                                 1998             1998
   <STUB>
       ASSETS
Current assets:
   Cash and cash equivalents                   $  9,013           11,789
   Receivables, principally trade,
    less allowance for doubtful
    accounts of $3,602 at
    December 26, 1998 and $3,113
    at June 27, 1998                            106,785          107,957
   Inventories (note 3)                         174,468          174,204
   Deferred income taxes                         17,229           45,431
   Other current assets                          26,969           32,673
   Net assets of discontinued operations         12,488          247,621
       Total current assets                     346,952          619,675
Investments                                     120,785          125,623
Property, plant and equipment, net              254,125          255,791
Other assets                                     75,386           79,566
                                               $797,248        1,080,655

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
    long-term debt:
    Short-term borrowings                      $ 58,085          201,939
    Subordinated loan certificates               28,047           35,005
    Current maturities of long-term debt         18,166           93,248
                                                104,298          330,192
   Accounts payable                              84,519           85,188
   Accrued compensation and related expenses     43,248           32,466
   Interest left on deposit                      10,913           11,451
   Other current liabilities                     11,545           10,799
       Total current liabilities                254,523          470,096
Long-term debt, excluding current maturities    196,623          320,600
Accrued postretirement benefit costs             51,238           48,678
Other liabilities                                 7,110            7,275
       Total liabilities                        509,494          846,649
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 33 at
    December 26, 1998 and June 27, 1998              33               33
   Patronage reserves                           249,733          198,517
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $12,998 at December 26, 1998 and
    $14,592 at June 27, 1998)                    24,139           27,099
   Retained earnings                             13,849            8,357
       Total patrons' and other equity          287,754          234,006
Contingencies (note 5)
                                               $797,248        1,080,655

              See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2


                                   GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                     (Unaudited)

                                   Three Months Ended    Six Months Ended
                                  Dec. 26,  Dec. 27,    Dec. 26,  Dec. 27,
                                    1998      1997        1998      1997
<STUB>
Net sales volume                 $434,282   403,135     915,137   822,202
Cost of sales                     378,766   430,360     774,499   875,332
 Gross margins (loss)              55,516   (27,225)    140,638   (53,130)
Distribution, administrative
 and general expenses              19,103    15,566      41,696    32,125
 Net operating margins (loss)      36,413   (42,791)     98,942   (85,255)
Other income (deductions):
 Interest income                      410       598       1,055     1,036
 Interest expense                  (3,941)   (6,162)    (13,453)  (10,467)
 Equity in earnings of
   partnership (note 4)               693       652       1,886     1,497
 Miscellaneous, net                   926     1,154       2,100     4,824
   Total other deductions          (1,912)   (3,758)     (8,412)   (3,110)
 Margins (loss) from continuing
   operations before income taxes  34,501   (46,549)     90,530   (88,365)
Income tax expense(benefit)        11,606   (16,534)     31,805   (31,445)
 Margins(loss) from continuing
   operations                      22,895   (30,015)     58,725   (56,920)
Discontinued operations (note 5):
 Loss from operations of dis-
   continued Agri-Services segment
   (less applicable income taxes
   of $4,603 and $7,957, respec-
   tively, for the three and six
   months ended December 27, 1997       -    (8,725)          -   (14,778)
 Net margins (loss)                22,895   (38,740)     58,725   (71,698)


            See Accompanying Notes to Consolidated Financial Statements.

                                                                 Page 3

                               GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                   Dec. 26,    Dec. 27,
                                                     1998        1997
<STUB>
Cash flows from operating activities:
  Margins (loss) from continuing operations       $  58,725     (56,920)
  Non-cash items included in margins (loss)
    from continuing operations:
    Depreciation and amortization                    20,175      17,490
    Equity in earnings of partnership                (1,886)     (1,497)
    Deferred income tax expense (benefit)            29,366      (1,592)
    Other                                              (921)         31
  Changes in operating assets and liabilities:
    Receivables                                         683       3,533
    Inventories                                        (264)      4,093
    Other current assets                              2,401      (4,072)
    Accounts payable and accrued expenses            14,160       8,014
    Interest left on deposit                           (538)        (88)

Net cash provided by (used in) operating
 activities of continuing operations                121,901     (31,008)

Net cash provided by (used in) operating
 activities of discontinued operations               16,820     (76,649)

Net cash provided by (used in) operating
 activities                                         138,721    (107,657)

Cash flows from investing activities:
 Acquisitions of property, plant and equipment      (17,681)    (28,282)
 Acquisition of subsidiary minority interest              -     (53,104)
 Other                                                9,759       8,877

Net cash used in investing activities of
 continuing operations                               (7,922)    (72,509)

Net cash used in investing activities of
 discontinued operations:
 Acquisitions of property, plant and equipment            -      (5,228)
 Proceeds from sale of the Agri-Services segment    218,313           -

Net cash provided by (used in) investing
 activities of discontinued operations              218,313      (5,228)

Net cash provided by (used in) investing
 activities                                         210,391     (77,737)

Cash flows from financing activities:
 Short-term repayments, net                        (150,812)    (34,949)
 Proceeds from long-term debt                        83,891     263,115
 Principal repayments of long-term debt            (282,950)    (41,950)
 Patronage refunds and other equity paid in cash     (2,017)     (1,615)

Net cash provided by (used in) financing activities(351,888)    184,601

Net change in cash and cash equivalents              (2,776)       (793)

Cash and cash equivalents at beginning of period     11,789      17,921

Cash and cash equivalents at end of period        $   9,013      17,128

Supplemental disclosure of cash flow data (Note 7)

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

 3.  Inventories consist of the following:

                                      Dec. 26, 1998    June 27, 1998

     <STUB>
     Live poultry and hogs               $ 89,872           94,005
     Marketable products                   48,809           45,081
     Raw materials and supplies            35,787           35,118
                                         $174,468          174,204

 4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $20.2 million at December 26, 1998 and
     $22.7 million  at  June  27,  1998.    In  July  1998,  the
     Association received a distribution of $4.4 million from the partnership.

     Summarized operating statement information of Golden  Peanut
     Company is shown below:

                            Three Months Ended       Six Months Ended
                            Dec. 26,  Dec. 27,      Dec. 26,  Dec. 27,
                              1998      1997          1998      1997
    <STUB>
    Net sales and other
      operating income     $116,266    88,655       210,315   169,655
    Costs and expenses      114,187    86,699       204,657   165,164
      Net earnings         $  2,079     1,956         5,658     4,491


 5.In  October  1998,  the Association  completed  the  sale  of assets  of  the  Agri-Services  segment  to  Southern  States
   Cooperative, Inc. (Southern States). Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation assumed by Southern States. The Association anticipates a post-closing settlement of actual net current asset value with Southern States in fiscal 1999.

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

 6.Effective June  28, 1998,  the Association  adopted SFAS  No.
   130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods. For the three month and six month periods ended December 26, 1998 and December 27, 1997, the Association's consolidated comprehensive income was $24.2 million and $55.8 million, respectively. For the six month periods ended December 26, 1998 and December 27, 1997, the Association's consolidated comprehensive loss was $45.5 million and $74.8 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on securities less applicable income taxes.

 7.The Association  incurred cash payments for interest (net  of amounts capitalized) of $22.5 million and $18.0 million, respectively, for the six months ended December 26, 1998 and December 27, 1997, respectively. The Association did not incur income tax payments for the periods presented.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales Volume

Gold Kist net sales volume of $434.3 million for the three months ended December 26, 1998 increased 7.7% or $31.1 million as compared to the same period a year ago. The increase in net sales volume for the three months ended December 26, 1998 was primarily the result of a 5.9% increase in average selling prices and a 6.0% increase in pounds of poultry sold. Net sales volume of $915.1 million for the six months ended December 26, 1998 increased 11.3% or $92.9 million as compared to the same period a year ago. The net sales volume increase for the six months ended December 26, 1998 was primarily the result of a 6.8% increase in average selling prices and a 7.1% increase in pounds of poultry sold. The impact of these factors on net sales volume was partially offset by lower average selling prices for live hogs and feeder pigs.

Higher domestic poultry market prices during the six months ended December 26, 1998 were attributable to a reduction in the growth of industry wide broiler production. The production decline was attributed to problems in the breeder flocks that restricted live broiler production, as well as hot summer weather that reduced broiler growth rates in the Southeast. During the current six month period, market prices for dark meat, which represent about 30% of the value of broilers, have declined as a result of the Russian and Asian economic crises that began in the summer of 1998.

Net Operating Margins (Loss)

The Association had net operating margins of $36.4 million for the three months ended December 26, 1998 as compared to a net operating loss of $42.8 million in the comparable period last year. Net operating margins for the six months ended December 26, 1998 were $98.9 million as compared to a net operating loss of $85.3 million for the same six month period a year ago. The improvements in operating margins were due to the increase in poultry market prices discussed above and lower feed ingredient costs. Feed ingredient costs for the three and six months ended December 26, 1998 declined 36.0% and 38.7%, respectively, as compared to the three and six months ended December 27, 1997. Corn and soybean meal cash market prices decreased substantially as a result of the favorable 1998 grain harvest and reduced foreign demand for U.S. grains. Higher distribution, administrative and general expenses for the three months and six months ended December 26, 1998 reflected the increase in incentive compensation expenses related to the increase in net margins.

Other Income (Deductions)

Interest expense of $3.9 million for the three months ended December 26, 1998 declined $2.3 million as compared to the comparable period a year ago as a result of lower borrowings. Reduced debt levels resulted from the sale of the Agri-Services segment in October 1998 and the improvement in net cash flow from
operations.   The impact of  the decline in  borrowings was
partially offset by higher interest rates related to a weakening in the financial condition of the Association during the fiscal year ended June 27, 1998. Interest expense for the six months ended December 26, 1998 was $13.5 million as compared to $10.5 million for the six months ended December 27, 1997. The increase was due to higher interest rates and increased average borrowings during the six months ended December 26, 1998 related to the decline in Gold Kist's financial condition during the prior fiscal year.

Equity in the earnings of the partnership of approximately $693,000 and $1.9 million represented the Association's pro rata share of Golden Peanut Company's earnings for the three and six months ended December 26, 1998, respectively. This compared to a $652,000 and $1.5 million, respectively, pro rata share of the partnership's earnings for the comparable periods a year ago.

Miscellaneous, net was $926,000 for the three months ended December 26, 1998 as compared to $1.2 million for the same period last year. Miscellaneous, net for the three months ended December 26, 1998 includes dividends of $166,000. For the quarter ended December 26, 1998, miscellaneous, net reflected a $301,000 gain from the Association's ownership interest in a pecan processing and marketing company. Miscellaneous, net for the six months ended December 26, 1998 was $1.6 million as compared to $4.7 million for the same period a year ago. Miscellaneous, net for the six months ended December 27, 1997 includes income of $2.0 million related to a poultry grower agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. The primary source of external long-term financing is a secured revolving credit facility.

In August 1998, the Association replaced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. In accordance with terms of the loan agreements, the $250 million three-year bridge loan was paid on October 13, 1998 with proceeds of $218.1 million from the sale of certain assets of the Agri-Services segment and cash provided by operations. The 364-day line of credit and three-year revolving facility are secured by inventories, receivables and certain property, plant and equipment of the Association. At December 26, 1998, the Association had unused loan commitments of $250.0 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25 to 1 and the ratio of total funded debt to total capitalization not to exceed 65%. At December 26, 1998, the Association's current ratio and ratio of total funded debt to capitalization, determined under the loan agreements, were 1.36 to 1 and 52%, respectively. The terms of the loan agreements require specific quarterly fixed charge coverage ratios during fiscal 1999 and a fixed charge ratio for fiscal 1999 of 1.50 to
1. In addition, the terms place a limitation on capital expenditures, equity distributions, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and certain option contracts. At December 26, 1998, the Association was in compliance with the loan agreements.

Working capital and the current ratio were $92.4 million and 1.36 to 1, respectively, at December 26, 1998, as compared to $149.6 million and 1.32 to 1, respectively, at June 27, 1998. Patrons equity at December 26, 1998 was $287.8 million as compared to $234.0 million at June 27, 1998. The increase in patron's equity was the result of net margins of $58.7 million which were partially offset by the $3.0 million unrealized holding loss on marketable equity securities and equity redemptions of $2.0 million for the six months ended December 26, 1998. Net cash provided by operations reflected the improvements in poultry operating margins and proceeds from the sale of assets of the Agri-Services segment. Cash provided by operations was used to repay short and long-term borrowings.

In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (Southern States). Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation. The Association anticipates a post-closing settlement of actual net current asset value with Southern States by the end of fiscal 1999.

In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers by April 1999. The purchase of the preferred securities by the Association may result in an additional loss in discontinued operations for fiscal 1999 if the securities' fair values are less than the purchase amount. See Note 5 of Notes to Consolidated Financial Statements.

The Association plans capital expenditures of approximately $45 million in 1999 that include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances, net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1999, management expects cash expenditures to approximate $4.0 million for equity payments. In connection with the sale of assets of the Agri-Services segment to Southern States, Gold Kist discontinued the sale of Subordinated Certificates in October 1998. The Association believes cash and cash equivalents at December 26, 1998 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1999 and to fund the repayment of outstanding Subordinated Certificates as they mature. Approximately $26.9 million of Subordinated Certificates and accrued interest will mature during the remaining two quarters of fiscal 1999.

Year 2000 Disclosure Statement

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Association's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT" systems) and its non-information technology systems ("non-IT" systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, and environmental controls, year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. The Association has completed phase (1) and expects to complete phase (2) by the end of fiscal 1999. The Association expects the final testing phase to be complete by October 1999. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

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

Because the Association has not completed the testing phase of its initiative, and, accordingly, has not fully assessed its risks from potential year 2000 failures, the Association has not yet fully developed year 2000 specific contingency plans. These plans will be developed as appropriate, if the results of testing identify a material business function that is substantially at risk.

Important Considerations Related to Forward-Looking Statements

It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, weather, the growth rate of the market for the Association's products and services, the availability of raw inputs, global political events, the ability of the Association to implement changes in sales strategies and organization on a timely basis, the affect of competitive products and pricing, seasonal revenues, as well as a number of other risk factors which could effect the future performance of the Association.

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

Future Accounting Requirements

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" that revised disclosure requirements for pension and other postretirement benefits. It does not affect the measurement of the expense of the Association's pension and other postretirement benefits. The disclosure requirements of the standard will be reflected in the Association's 1999 consolidated financial statements. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivative instruments on the balance sheet at fair value. The Association's derivative instruments, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivative instruments will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Statement will be reflected in the Association's 2000 consolidated financial statements.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 26, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD KIST INC.
                                           (Registrant)


Date   February 9, 1999
                                          Gaylord O. Coan
                                      Chief Executive Officer
                                    (Principal Executive Officer)


Date   February 9, 1999
                                         Walter F. Pohl, Jr.
                                             Controller
                                   (Principal Accounting Officer)



                                                         Page 12


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit


                 27                Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         December 26, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOLD KIST INC.
                                          (Registrant)


Date     February 9, 1999            /s/ Gaylord O. Coan
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                   (Principal Executive Officer)


Date     February 9, 1999           /s/ Walter F. Pohl, Jr.
                                        Walter F. Pohl, Jr.
                                            Controller
                                   (Principal Accounting Officer)