Form 10-Q
period 1999-03-27
GOLD KIST INC
filed 1999-05-11
CIK 215994

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


                     (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 27, 1999

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


                                      Yes  X     No



                         GOLD KIST INC.

                              INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             March 27, 1999 and June 27, 1998 ......        1

           Consolidated Statements of Operations
             Three Months and Nine Months Ended
             March 27, 1999 and March 28, 1998 .....        2

           Consolidated Statements of Cash Flows -
             Nine Months Ended March 27, 1999
             and March 28, 1998 ....................        3

           Notes to Consolidated Financial
             Statements ............................      4 - 6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition .............................      7 - 12

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                13



                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
        Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                               Mar. 27,         June 27,
                                                 1999             1998
       ASSETS
Current assets:
Cash and cash equivalents                      $ 19,624           11,789
Receivables, principally trade,
   less allowance for doubtful
   accounts of $1,955 at
   March 27, 1999 and $3,113
   at June 27, 1998                             102,773          107,957
Inventories (note 3)                            180,710          174,204
Deferred income taxes                            19,032           45,431
Other current assets                             20,713           32,673
Net assets of discontinued operations            13,923          247,621
    Total current assets                        356,775          619,675
Investments                                     110,621          125,623
Property, plant and equipment, net              248,503          255,791
Other assets                                     79,204           79,566
                                               $795,103        1,080,655

    LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of
   long-term debt:
   Short-term borrowings                       $ 71,085          201,939
   Subordinated loan certificates                17,458           35,005
   Current maturities of long-term debt          15,551           93,248
                                                104,094          330,192
Accounts payable                                 98,107           85,188
Accrued compensation and related expenses        38,903           32,466
Other current liabilities                        21,097           22,250
    Total current liabilities                   262,201          470,096
Long-term debt, excluding current maturities    193,580          320,600
Accrued postretirement benefit costs             52,298           48,678
Other liabilities                                 7,398            7,275
    Total liabilities                           515,477          846,649
Patrons' and other equity:
Common stock, $1.00 par value - Authorized
   500 shares; issued and outstanding 33 at
   March 27, 1999 and June 27, 1998                  33               33
Patronage reserves                              245,744          198,517
Unrealized gain on marketable equity
 security (net of deferred income taxes
 of $9,658 at March 27, 1999 and $14,592
 at June 27, 1998)                               17,936           27,099
Retained earnings                                15,913            8,357
    Total patrons' and other equity             279,626          234,006
Contingencies (note 5)
                                               $795,103        1,080,655

     See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2


                                   GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                     (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                 Mar. 27,  Mar. 28,    Mar. 27,  Mar. 28,
                                   1999      1998        1999      1998
Net sales volume                 $421,405   408,759   1,336,542 1,230,961
Cost of sales                     395,913   401,703   1,170,412 1,277,035
 Gross margins (loss)              25,492     7,056     166,130   (46,074)
Distribution, administrative
 and general expenses              18,902    15,873      60,598    47,998
 Net operating margins (loss)       6,590    (8,817)    105,532   (94,072)
Other income (deductions):
 Interest income                      308       307       1,363     1,343
 Interest expense                  (6,002)   (8,366)    (19,455)  (18,833)
 Equity in earnings of
   partnership (note 4)               339       816       2,225     2,048
 Miscellaneous, net                 1,015       532       3,115     5,621
   Total other deductions          (4,340)   (6,711)    (12,752)   (9,821)
 Margins (loss) from continuing
   operations before income taxes   2,250   (15,528)     92,780  (103,893)
Income tax expense(benefit)           543    (5,695)     32,348   (37,140)
 Margins(loss) from continuing
   operations                       1,707    (9,833)     60,432   (66,753)
Discontinued operations (note 5):
 Loss from operations of dis-
   continued Agri-Services segment
   (less applicable income taxes
   of $1,983 and $9,940, respec-
   tively, for the three and nine
   months ended March 28, 1998       -       (3,094)       -      (17,872)
 Net margins (loss)              $  1,707   (12,927)     60,432   (84,625)




      See Accompanying Notes to Consolidated Financial Statements.



                                                                   Page 3

                                   GOLD KIST INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)
                                                     Nine Months Ended
                                                   Mar. 27,     Mar. 28,
                                                     1999         1998
Cash flows from operating activities:
  Margins (loss) from continuing operations        $ 60,432     (66,753)
  Non-cash items included in margins (loss)
    from continuing operations:
    Depreciation and amortization                    30,474      27,170
    Equity in earnings of partnership                (2,225)     (2,048)
    Deferred income tax expense (benefit)            26,943      (1,245)
    Other                                              (354)        219
  Changes in operating assets and liabilities:
    Receivables                                       5,184      (2,970)
    Inventories                                      (6,506)      6,200
    Commodities margin deposits                        -         51,701
    Income taxes receivable                          14,652     (26,268)
    Other current assets                             (2,692)       (838)
    Accounts payable and accrued expenses            17,130     (11,586)
Net cash provided by (used in) operating
 activities of continuing operations                143,038     (26,418)
Net cash provided by (used in) operating
 activities of discontinued operations               15,385     (67,971)
Net cash provided by (used in) operating
 activities                                         158,423     (94,389)
Cash flows from investing activities:
 Acquisitions of property, plant and equipment      (21,816)    (42,490)
 Acquisition of subsidiary minority interest           -        (53,104)
 Other                                               10,608       5,653
Net cash used in investing activities of
 continuing operations                              (11,208)    (89,941)
Net cash used in investing activities of
 discontinued operations:
 Acquisitions of property, plant and equipment         -         (5,009)
 Proceeds from sale of the Agri-Services segment    218,313        -
Net cash provided by (used in) investing
 activities of discontinued operations              218,313      (5,009)
Net cash provided by (used in) investing
 activities                                         207,105     (94,950)
Cash flows from financing activities:
 Short-term repayments, net                        (148,401)    (46,034)
 Proceeds from long-term debt                        83,891     285,200
 Principal repayments of long-term debt            (288,608)    (52,361)
 Patronage refunds and other equity paid in cash     (4,575)     (3,414)
Net cash provided by (used in) financing
 activities                                        (357,693)    183,391
Net change in cash and cash equivalents               7,835      (5,948)
Cash and cash equivalents at beginning of period     11,789      17,921
Cash and cash equivalents at end of period        $  19,624      11,973
Supplemental disclosure of cash flow data (Note 7)

    See Accompanying Notes to Consolidated Financial Statements.


                                                       Page 4
                         GOLD KIST INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in Thousands)
                           (Unaudited)


 1.  The   accompanying    unaudited   consolidated    financial
     statements reflect the accounts of  Gold Kist Inc. and  its
     subsidiaries ("Gold  Kist" or  the "Association").    These
     consolidated  financial  statements   should  be  read   in
     conjunction with  Management's Discussion  and Analysis  of
     Consolidated Results of Operations and Financial  Condition
     and  the Notes  to  Consolidated  Financial  Statements  on
     pages 13 through 18 and pages 23 through 39,  respectively, of Gold Kist's Annual Report  in the previously filed  Form
     10-K for the year ended June 27, 1998.

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

 3.  Inventories consist of the following:

                                     Mar. 27, 1999      June 27, 1998
     Live poultry and hogs              $ 89,768            94,005
     Marketable products                  54,470            45,081
     Raw materials and supplies           36,472            35,118
                                        $180,710           174,204

 4. Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $20.5 million at March 27, 1999 and $22.7 million at June 27, 1998. In July 1998, the Association received a distribution of $4.4 million from the partnership.

    Summarized operating statement information of Golden  Peanut
     Company is shown below:

                            Three Months Ended      Nine Months Ended
                            Mar. 27,  Mar. 28,      Mar. 27,  Mar. 28,
                              1999      1998          1999      1998
    Net sales and other
      operating income      $93,061   105,372       303,376   275,027
    Costs and expenses       92,045   102,929       296,702   268,884
      Net earnings          $ 1,016     2,443         6,674     6,143

 5. In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (Southern States). Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation assumed by Southern States. Also, the proceeds reflected a $10.0 million hold back deduction provided for in the purchase agreement.

     Net sales  volume  of  the Agri-Services  segment  for  the three and  nine  month periods  ended  March 28,  1998  was
     $186.8 million and $456.1 million, respectively. Net sales volume for the fifteen weeks ended October 10, 1998 was $151.0 million.

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers. In March 1999, the Association agreed to extend its commitment to purchase the preferred securities until October 5, 1999. The preferred securities, if purchased, will carry an initial weighted average dividend rate of 7.8%. The Association will have no obligation to purchase the preferred securities if Southern States places with other purchasers similar capital and/or equity securities. To the extent Southern States places with other purchasers capital and/or equity securities similar to the preferred securities in an amount less than $100 million, the Association's commitment to purchase preferred securities shall be reduced correspondingly on a dollar-for-dollar basis. The Association has established a $100 million irrevocable direct pay letter of credit to secure its contingent obligation. There are no assurances that Southern States will be able to market such securities and relieve the Association of its commitment to purchase such securities.

     In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "Post-Closing Valuation") prepared pursuant to the terms of the purchase agreement (the "Agreement"). The final purchase price as determined by Southern States pursuant to the Post-Closing Valuation was approximately $203 million compared to an estimated purchase price of $218.3 million. Taking into account certain agreed upon adjustments, Southern States' Post-Closing Valuation would result in a repayment by the Association to Southern States of approximately $15 million, with interest from the closing date. The difference between the estimated purchase price as determined by the pre-closing valuation and Southern States' determination of the final purchase price as shown by the Post-Closing Valuation was principally due to an increase in the reserve for bad debts applicable to the accounts receivable purchased pursuant to the Agreement. The Association subsequently objected to Southern States' Post-Closing Valuation, and asserted that Southern States owes the Association an additional $6.7 million. Currently, the Association and Southern States have been working together to resolve the differences. If these differences cannot be mutually resolved, the matter will be submitted to a mutually agreed upon nationally recognized independent certified public accounting firm who shall act as arbitrator. Upon conclusion of the arbitration procedure, any difference between the estimated purchase price and the final purchase will be paid by the Association or Southern States, as the case may be, including interest.

 6. Effective June 28, 1998, the Association adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods. For the three month period ended March 27, 1999, the Association's consolidated comprehensive loss was $4.5 million. For the nine month period ended March 27, 1999, the Association's consolidated comprehensive income was $51.3 million. For the three and nine month periods ended March 28, 1998, the Association's consolidated comprehensive loss was $11.6 million and $86.4 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on marketable securities less applicable income taxes.

 7. The Association incurred cash payments for interest (net of amounts capitalized) of $21.2 million and $28.0 million, respectively, for the nine months ended March 27, 1999 and March 28, 1998, respectively. The Association incurred cash payments for income taxes of $12.4 million for the nine months ended March 27, 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales Volume

Gold Kist net sales volume of $421.4 million for the three months ended March 27, 1999 increased 3.1% or $12.6 million as compared to the same period a year ago. The increase in net sales volume for the three months ended March 27, 1999 was primarily the result of a 7.9% increase in pounds of poultry sold, which was partially offset by a 1.2% decrease in average selling prices. Net sales volume of $1.3 billion for the nine months ended March 27, 1999 increased 8.6% or $105.6 million as compared to the same period a year ago. The net sales volume increase for the nine months ended March 27, 1999 was primarily the result of a 4.4% increase in average selling prices and a 7.4% increase in pounds of poultry sold. The impact of these factors on net sales volume was partially offset by lower average selling prices for live hogs and feeder pigs.

Lower poultry market prices for the quarter ended March 27, 1999 as compared to the same period last year were due to the weakness in export sales and a cessation of the field production problems that restricted industry wide broiler supplies last summer. Higher domestic poultry market prices for the nine months ended March 27, 1999 as compared to the nine month period ended March 28, 1998 were attributable to a reduction in the growth of industry wide broiler production. The production decline was attributed to problems in the breeder flocks that restricted live broiler production, as well as hot weather last summer that reduced broiler growth rates in the Southeast. During the current nine month period, market prices for poultry dark meat, which represent about 30% of the value of broilers, have declined substantially as a result of the Russian and Asian economic crises that began in the summer of 1998.

Net Operating Margins (Loss)

The Association had net operating margins of $6.6 million for the three months ended March 27, 1999 as compared to a net operating loss of $8.8 million in the comparable period last year. Net operating margins for the nine months ended March 27, 1999 were $105.5 million as compared to a net operating loss of $94.1 million for the nine month period ended March 28, 1998. The improvements in operating margins were due to the increase in poultry market prices discussed above and lower feed ingredient costs. Feed ingredient costs for the three and nine months ended March 27, 1999 declined 26.8% and 35.3%, respectively, as compared to the three and nine months ended March 28, 1998. Corn and soybean meal cash market prices decreased substantially as a result of the favorable 1998 grain harvest and reduced foreign demand for U.S. grains. Higher distribution, administrative and general expenses for the three months and nine months ended March 27, 1999 reflected the increase in incentive compensation expenses related to the increase in net margins.

Other Income (Deductions)

Interest expense of $6.0 million for the three months ended March 27, 1999 declined $2.4 million as compared to the same three month period a year ago as a result of lower borrowings. Reduced debt levels resulted from the sale of the Agri-Services segment in October 1998 and the improvement in net cash flow from operations. The impact of the decline in borrowings was partially offset by higher interest rates related to a weakening in the financial condition of the Association during the fiscal year ended June 27, 1998. Interest expense for the nine months ended March 27, 1999 was $19.5 million as compared to $18.8 million for the nine months ended March 28, 1998. The increase was due to higher interest rates and increased average borrowings during the nine months ended March 27, 1999 related to the decline in Gold Kist's financial condition during the prior fiscal year.

Equity in the earnings of the partnership of approximately $339,000 and $2.2 million represented the Association's pro rata share of Golden Peanut Company's earnings for the three and nine months ended March 27, 1999, respectively. This compared to a $816,000 and $2.0 million, respectively, pro rata share of the partnership's earnings for the comparable periods a year ago.

Miscellaneous, net was $1.0 million for the three months ended March 27, 1999 as compared to $532,000 for the same period last year. Miscellaneous, net for the three months ended March 27, 1999 includes dividends of $870,000. Miscellaneous, net for the nine months ended March 27, 1999 was $3.1 million as compared to $5.6 million for the same period a year ago. Miscellaneous, net for the nine months ended March 28, 1998 includes income of $2.0 million related to a poultry grower agreement.

LIQUIDITY AND CAPITAL RESOURCES


The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. The primary source of external long-term financing is a secured revolving credit facility.

In August 1998, the Association replaced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. In accordance with terms of the loan agreements, the $250 million three-year bridge loan was paid on October 13, 1998 with proceeds of $218.1 million from the sale of certain assets of the Agri-Services segment and cash provided by operations. The 364-day line of credit and three-year revolving facility are secured by inventories and receivables of the Association. At March 27, 1999, the Association had unused loan commitments of $237 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25 to 1 and the ratio of total funded debt to total capitalization not to exceed 65%. At March 27, 1999, the Association's current ratio and ratio of total funded debt to capitalization, determined under the loan agreements, were 1.36 to 1 and 53%, respectively. The terms of the loan agreements require specific quarterly fixed charge coverage ratios during fiscal 1999 and a fixed charge ratio for fiscal 1999 of 1.50 to 1. In addition, the terms place a limitation on capital expenditures, equity distributions, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and certain option contracts. At March 27, 1999, the Association was in compliance with the loan agreements.

Working capital and the current ratio were $94.6 million and 1.36 to 1, respectively, at March 27, 1999, as compared to $149.6 million and 1.32 to 1, respectively, at June 27, 1998. Patrons equity at March 27, 1999 was $279.6 million as compared to $234.0 million at June 27, 1998. The increase in patron's equity was the result of net margins of $60.4 million which were partially offset by the $9.2 million unrealized holding loss on marketable equity securities and equity redemptions of $4.6 million for the nine months ended March 27, 1999. Net cash provided by operations reflected the improvements in poultry operating margins and net cash from investing activities reflected proceeds from the sale of assets of the Agri-Services segment. Cash provided by operations and investing activities was used to repay short and long-term borrowings.

In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (Southern States). Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation. Also, the proceeds reflected a $10.0 million hold back deduction provided for in the purchase agreement. The Association antici-pates a post-closing settlement of actual net current asset value with Southern States by the end of fiscal 1999. See Note 5 of Notes to Consolidated Financial Statements.

In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers by October 1999. The purchase of the preferred securities by the Association may result in an additional loss in discontinued operations if the securities' fair values are less than the purchase amount. See
Note 5 of Notes to Consolidated Financial Statements.

The Association plans capital expenditures of approximately $45 million in 1999 that include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances, net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 1999, management expects cash expenditures to approximate $4.5 million for equity payments less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States, Gold Kist discontinued the sale of Subordinated Certificates in October 1998. The Association believes cash and cash equivalents at March 27, 1999 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 1999 and to fund the repayment of outstanding Subordinated Certificates as they mature. Approximately $18.0 million of Subordinated Certificates and accrued interest will mature during the six month period ended September 30, 1999.

Year 2000 Disclosure Statement

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Association's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT" systems) and its non-information technology systems ("non-IT" systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, hatcheries and environmental controls, year 2000 compliant. The initiative covers the following three phases:
(1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. Although Phase (1) was completed in 1998, the Association is reexamining its inventory of embedded micro processing in equipment, refrigeration systems, feed mills, hatcheries and environmental controls to insure all have been identified. The Association expects to complete phase (2) by October 1999. The Association expects the final testing phase to be complete by October 1999. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

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

The Association estimates that its cost of repairing the IT systems and non-IT systems will range from $750,000 to $1 million. To date, the Association has yet to fully assess any additional costs that may be incurred to complete the testing phase of the year 2000 initiative and resolve any problems identified during that phase. The Association believes such costs will not have a material effect on liquidity or its financial condition or results of operations. To date, the Association has not identified any IT or non-IT system that presents a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves into the testing phase, it is possible that the Association may identify potential risks of year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. In addition, if any third parties who provide goods or services that are critical to the Association's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Association's financial condition and results of operations.

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

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         March 27, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOLD KIST INC.
                                          (Registrant)


Date      May 11, 1999
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                  (Principal Executive Officer)

Date      May 11, 1999
                                        Walter F. Pohl, Jr.
                                            Controller
                                  (Principal Accounting Officer)



                                                         Page 13


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report        Description of Exhibit

                 27                Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 27, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLD KIST INC.
                                         (Registrant)


Date        May 11, 1999             /s/ Gaylord O. Coan
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                  (Principal Executive Officer)


Date        May 11, 1999            /s/ Walter F. Pohl, Jr.
                                        Walter F. Pohl, Jr.
                                           Controller
                                   (Principal Accounting Officer)