Form 10-K
period 1999-06-26
GOLD KIST INC
filed 1999-09-22
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.


                           FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 26, 1999
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

              DOCUMENTS INCORPORATED BY REFERENCE
                        Not Applicable.



                       TABLE OF CONTENTS

     Item                                    Page


 1.  Business (and Properties)                1

 2.  Properties                              10

 3.  Legal Proceedings                       10

 4.  Submission of Matters to a Vote of
          Security Holders                   10

 5.  Market for Registrant's Common
          Equity and Related
      Stockholder Matters                    10

 6.  Selected Financial Data .               11

 7.  Management's Discussion and
          Analysis of Financial
      Condition and Results of Operations.   12

 7A. Quantitative and Qualitative
          Disclosure about Market Risk       18

 8.  Financial Statements and
          Supplementary Data                 19

 9.  Changes in and Disagreements
          with Accountants on Accounting
      and Financial Disclosure               38

10.  Directors and Executive
          Officers of the Registrant         38

11.  Executive Compensation                  41

12.  Security Ownership of Certain
          Beneficial Owners and Management   44

13.  Certain Relationships and Related
          Transactions.                      44

14.  Exhibits, Financial Statement
          Schedules, and Reports
      on Form 8-K                            45


                             - i -

                        GOLD KIST INC.

     ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 26, 1999

     This Report contains statements which to the extent they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities law. All forward looking statements in this Report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            PART I

Item 1.  Business (and Properties).

     Gold Kist Inc. ("Gold Kist" or the "Association") is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. It was incorporated without capital stock in 1936 under the Georgia Cooperative Marketing Act. The name of the Association was changed in 1970 from Cotton Producers Association to Gold Kist Inc. In April 1985, the Articles of Incorporation and By-Laws of the Association were amended to provide for a class of common stock and a class of preferred stock as authorized by the Georgia Cooperative
Marketing Act. Each member is issued one share of common stock only, as evidence of membership and the right to one vote as long as the member maintains status as an active member. Only members may hold the common stock, which is nontransferable and receives no dividends.

     The membership of Gold Kist consists of approximately 31,000 active farmer members located principally in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

     Gold Kist offers cooperative marketing services to its member patrons. Farm commodities are marketed by Gold Kist on behalf of members. Under the standard Membership, Marketing, and/or Purchasing Agreement which is entered into between each member and Gold Kist, Gold Kist undertakes to market for the member agricultural products delivered which are of a type marketed by Gold Kist. The Association also does business with non-members and engages in non-cooperative activities through subsidiaries and partnerships. AgraTrade Financing, Inc., a wholly-owned subsidiary of Gold Kist, provides financing to members and non-members doing business with Gold Kist and its subsidiaries and partnerships. Financing is extended for poultry and pork housing construction.

     Prior to October 1998, Gold Kist's business was conducted in two industry segments. The Poultry segment conducts broiler production operations, providing both marketing and purchasing services to its cooperative patrons. Until October 1998 the Agri-Services segment purchased or manufactured feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, that segment served as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain and was engaged in the purchase, sale, processing and storage of cotton. Essentially all of the assets of the AgriServices segment were sold, pursuant to, and the operations of that segment terminated after, the transaction with Southern States Cooperative, Incorporated ("Southern States") hereinafter described. Gold Kist also continues to conduct pork production and aquaculture research operations, is a partner in a major peanut processing and marketing business and in a pecan processing and marketing business, and participates as a member of limited liability companies which are engaged in the production and sale of hogs and of fertilizer ingredients.

     In October 1998, Gold Kist consummated an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, with Southern States, pursuant to which the Association sold and assigned, and Southern States purchased and assumed, the assets and certain of the obligations of the Association's agricultural inputs business. The affected assets included substantially all of the assets of the Association's AgriServices segment (including the retail stores division, the fertilizer and chemicals division, and the pet food and animal products division), as well as certain crop notes receivable of AgraTrade Financing, Inc. The Association's poultry, pork, aquaculture, seed marketing and other operations and businesses were not affected by this transaction. The consideration received by the Association in connection with the sale was $218.3 million. Upon the consummation of this transaction, the Association was no longer engaged in the business operated by the affected
segment.   See  Note  11  of Notes to Consolidated  Financial
Statements.

     In addition, in September 1998, the Association sold certain assets of its cotton marketing business. As a result of that transaction, and the conveyance of certain cotton ginning and storage facilities operated by the Association to Southern States pursuant to the Agreement described above, the Association terminated its cotton operations (other than the Moultrie, Georgia cotton warehouse activities) in the first quarter of fiscal 1999.

                            POULTRY
Broilers

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one or more of Gold Kist's decentralized broiler complexes. Each Gold Kist decentralized broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, sales and accounting office(s), and transportation facilities. The complexes operated by Gold Kist throughout fiscal 1999 are headquartered in Boaz, Cullman, and
Russellville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sanford and Siler City, North Carolina; and Sumter, South Carolina. The broiler growers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing and marketing services for the broilers grown.

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

     Broiler products were marketed in fiscal 1999 directly from the processing plant in each broiler complex. Some packaged and other products were marketed in fiscal 1999 from the Atlanta headquarters. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are seven separate distribution facilities located in Florida, Tennessee, North Carolina, Ohio and Kentucky. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

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

     The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. As an integral part of its feed ingredient purchasing strategy, Gold Kist attempts to limit the effects and risk of fluctuations in feed ingredient costs (i.e., corn and soybean meal) through varying amounts of commodity trading transactions in the agricultural commodity futures and options market. Commodity trading transactions, which are a common industry practice, have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cost as a result of these changes as compared to cost in the cash market. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements. See Item 7A
- Quantitative and Qualitative Disclosure About Market Risks and Note l (c) of Notes to Consolidated Financial Statements.

     The poultry industry has also traditionally been subject to seasonality in demand and pricing. Generally, the price and demand for poultry products peaks during the summer months and declines to lower levels during the winter months of November, December, January and February. Gold Kist broiler prices and sales volume follow the general seasonality of the industry.

     The following table shows the amount and percentage of Gold Kist's net sales volume from continuing operations contributed by sales of broiler products for each of the years indicated. See Note 11 of Notes to Consolidated Financial Statements.

                    Fiscal Year Ended (000's Omitted)

                        June 28,        June 27,       June 26,
                        1997            1998           1999
Broiler Products
Volume            $1,629,705      $1,630,437       $1,746,946
Percentage (%)          98.3            98.7           98.9

                         AGRI-SERVICES

     Prior to the transaction with Southern States described below, Gold Kist purchased, manufactured and processed fertilizers, agricultural chemicals, seed, pet foods, feed, animal health products and other farm supply items for distribution and sale at wholesale and retail. These products were distributed through approximately 100 Gold Kist retail stores and at wholesale to national accounts and independent dealers. Gold Kist also formerly served as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain.

     In October 1998, Gold Kist consummated an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, with Southern States, pursuant to which the Association sold and assigned, and Southern States purchased and assumed, the assets and certain of the obligations of the Association's agricultural inputs business. The affected assets included substantially all of the assets of the Association's Agri-Services segment (including the retail stores division, the fertilizer and chemicals division, and the pet food and animal products division), as well as certain crop notes receivable of AgraTrade Financing, Inc., the Association's wholly-owned finance subsidiary. The Association's poultry, pork, aquaculture, seed marketing and other operations and businesses are not affected by this transaction. The consideration received by the Association in connection with the sale was $218.3 million. See Note 11 of Notes to Consolidated Financial Statements. Upon the consummation of this transaction, the Association no longer engaged in the business operated by the affected segment.

     In addition, in September 1998, the Association sold certain assets of its cotton marketing business. As a result of that transaction, and the conveyance of certain cotton ginning and storage facilities operated by the Association to Southern States pursuant to the Agreement described above, the Association terminated its cotton operations (other than the Moultrie, Georgia cotton warehouse activities) in the first quarter of fiscal 1999.

Retail Stores

     The  Gold Kist retail store operation was conducted until
October   1998   in   Alabama,  Arkansas,  Florida,   Georgia,
Louisiana, Mississippi, South Carolina and Texas.

     The typical Gold Kist store was a complete farm supply center offering for sale many types of feeds, animal health products, fertilizers, pesticides, seeds, farm supplies and equipment. It also offered services such as precision farming, customized fertilizer spreading, field mapping, soil testing, insect scouting, and agronomic and animal nutrition advice. Gold Kist purchased most of the farm supplies distributed from various manufacturers.

    The competition for retail sales faced by Gold Kist stores varied greatly from locality to locality. Some competed with other purchasing cooperatives, hardware and farm supply stores, and retail outlets owned or affiliated with major fertilizer, agricultural chemical and feed manufacturers. In some areas these competing manufacturers sold directly to farmers. Price competition was important for many items. The Gold Kist stores emphasized service to the customer.

     Gold Kist formerly operated a system of receiving and storage facilities for handling unprocessed farm commodities such as soybeans, corn and other grains. Approximately 98% of Gold Kist's storage facilities were licensed by the federal or state government and could issue negotiable warehouse receipts. Pursuant to a former grain handling agreement, Gold Kist utilized these facilities and assets exclusively as independent buying points operating on a commission basis for the Archer Daniels Midland Company.

Fertilizers and Chemicals

      Gold Kist distributed granular, blended and liquid fertilizers and fertilizer materials until October 1998. Each type was purchased or produced in varying compositions depending upon the ultimate use of the product as a plant food. The Association owned and operated five fertilizer plants in addition to other blending facilities at certain Gold Kist stores where fertilizer ingredients were physically mixed to a custom formula. Gold Kist leased or owned terminal facilities at which fertilizer materials were warehoused for resale through Gold Kist stores and private dealers. Granular fertilizers were purchased and distributed in bagged and bulk form. In addition to traditional agricultural customers, Gold Kist marketed fertilizers and chemicals to, and provided application services for, forestry, turf and industrial customers.

     Gold Kist was a member of CF Industries, Inc., a cooperative owned by regional cooperatives, which produces and supplies fertilizer materials to its members. Prior to October 1998, Gold Kist purchased its fertilizer materials and products from CF Industries and from more than 50 other suppliers.

     Gold Kist competed for fertilizer sales with the major fertilizer manufacturers, wholesalers and brokers. Competition was largely on the basis of price and service. Gold Kist marketed premium grade fertilizers under its trademarks Growers Prider, Living Lawnr, and Garden Goldr. Gold Kist also marketed a premium growing medium composed of soil materials and fertilizer nutrients under its trademark Garden on the Spotr.

     Gold Kist also formerly distributed agricultural and specialty chemicals, including pesticides, growth regulators and surfactants which it purchased from approximately 50 chemical manufacturers. Competition for sales of agricultural chemicals was primarily on the basis of price and service since most retailers had access to the same inventory of products produced by the major manufacturers. Gold Kist also provided aerial application of fertilizer for forestry customers and ground application of fertilizer and chemicals for turf customers.

Pet Food and Animal Products

     Prior to the Southern States transaction, Gold Kist operated four major feed mills for its pet food and animal products operations. The mills produced feeds distributed at wholesale or at retail through the Gold Kist stores and independent dealers. All of the mills were batch process mills in which ingredients were weighed. This type of mill was capable of precision feed mixing, which is especially important to the poultry industry. Feeds were distributed in bagged and bulk form.

    Prior to discontinuation of operation in fiscal 1999, Gold Kist's feed mills produced substantially all of the feed it distributed at wholesale or retail. Gold Kist produced and marketed approximately 300 different feeds, including custom blended feeds and feeds containing various medications. Pro Balancedr was a dairy feed sold through a special program which included survey and analysis of feed ingredients needed for a particular herd. Gold Kist also marketed dog food under the Pay Dayr, Pro Balanced and Performance Plusr trademarks through independent dealers, under the Gold Kist and Pro Balanced trademarks through Gold Kist retail stores, and under the Gold Kist and Top Notchr trademarks through grocery wholesalers and retail chain stores. Pro Balanced cat food was also marketed through independent dealers, Gold Kist stores and grocery wholesalers and retail chain stores. Aquaculture feed products, primarily feed for commercial fish farming operations, also formed a significant portion of Gold Kist's feed business.

     Feed ingredients were purchased in the marketplace from many sources, including major grain companies. Feed formulation is based on the cost of various alternative ingredients in a given week. Feed ingredients were normally purchased for several weeks' production; corn was purchased in fifteen rail car units.

    Approximately forty percent of the feed sold was delivered in bulk form directly from the feed mill to the farm; the remainder was sold in bag form. Gold Kist formerly operated a fleet of trucks, including feed tankers, for the delivery of feed.

     Competition for sales of feed was based on quality and service, as well as price. Gold Kist competed with major feed manufacturers and local feed mills. The major feed manufacturers distribute through independent retailers, owned retail stores and direct to farmers. Gold Kist sold through its own retail stores and directly to large farmers, private dealers, independent cooperatives, wholesale grocers, and retail grocery chains.

Cotton

     Cotton ginning and storage facilities were operated at Statesboro, Morven, Byromville and DeSoto, Georgia, and Bishopville, South Carolina. A central storage warehouse is operated in Moultrie, Georgia. The Association provided ginning and storage services to members and non-members and marketed cotton purchased from members and non-members to domestic and foreign textile mills.

      While operations of the Moultrie storage warehouse continue to service cotton currently stored in that facility, the cotton ginning and storage operations and the cotton marketing operations were terminated in the first quarter of 1999.

                     PORK AND AQUACULTURE

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

     Gold Kist also conducts aquaculture research operations at its aquaculture research facilities in Indianola, Mississippi. Research has been focused on the development of superior breeding lines for catfish production. Sales of proprietary lines of improved catfish breeding stock are made to catfish producers primarily in Mississippi and Alabama.

                        SEED MARKETING

     AgraTech Seeds is operated as a division of Gold Kist and conducts a seed business, which consists of the development, contract production, processing and sale primarily of proprietary seed varieties. AgraTech Seeds distributes approximately 50 varieties of seeds. Seed is marketed by AgraTech Seeds at wholesale to seed retailers in the Southeast and the Midwest. AgraTech Seeds licenses certain seed
dealers,   including  Golden  Peanut  Company,  to  sell   its
proprietary peanut varieties "GK 7", "GK 7 Hi-Oleic", "AgraTech 108", "AgraTech 120" and ViruGard"T, and receives a royalty on licensed sales. AgraTech Seeds contracts with farmers for the production of seed. Careful control is required to maintain the purity of varieties. Quality and name recognition play a large role in competition for sales of seed.

     AgraTech Seeds contracts for the processing of the seeds it distributes. Proprietary soybean, sorghum and peanut seed varieties are marketed under the trademark AgraTechr.

                            PECANS

     Gold Kist is a partner in Young Pecan Company, a pecan processing and marketing business headquartered in Florence, South Carolina, in which the Association holds a 25% equity interest and a 35% earnings (loss) allocation. See Note 9 of Notes to Consolidated Financial Statements.

                          LUKER INC.

     Luker Inc., a steel fabrication company located in Augusta, Georgia, and a wholly-owned subsidiary of Gold Kist, manufactures steel equipment such as poultry processing equipment, storage bins, elevators and conveyor systems.


                     PARTNERSHIP INTEREST

     Gold Kist, Archer Daniels Midland Company and Alimenta Processing Corporation are partners in Golden Peanut Company, a partnership formed to operate a peanut procuring, processing, and marketing business. The partners lease peanut facilities, equipment and fixed assets to the partnership. Gold Kist, as a general partner, has a 33 1/3% partnership interest and participates in all partnership allocations in accordance with the partnership agreement. See Note 10(b) of Notes to Consolidated Financial Statements.

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

                         EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 26, 1999, the approximate export sales volume of poultry was $40.9 million. During that period, export sales were mainly to customers in Russia, Eastern Europe, the Far East, South Africa, Central and South America and the Caribbean.

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

Poultry

     The poultry processing plants operated as Gold Kist facilities in fiscal 1999 are located at Boaz, Russellville, Trussville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 15 million broilers and 415,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne, Russellville, and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas, and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 16 million chicks. Additionally, Gold Kist operates twelve feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately 5.25 million tons and are located in Guntersville, Pride, and Jasper, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

    The Association operated six separate distribution centers in fiscal 1999 in its sales and distribution of poultry products: Tampa, Pompano Beach; and Crestview, Florida; Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio.

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

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2000) and Nashville (lease expires December 31, 1998) Tennessee; Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088); and the Anadarko, Oklahoma peanut cold storage facility (lease expires April 30, 2010) subleased to Golden Peanut Company).

             ENVIRONMENTAL AND REGULATORY MATTERS

     Processing plants such as those operated by Gold Kist are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. Presently, management does not know of any material capital expenditures for environmental control facilities that will be necessary for the remainder of the current fiscal year and the next fiscal year in order to comply with current statutes and regulations. On January 29, 1992, the United States
Environmental Protection Agency ("EPA") sent General Notice Letters designating Gold Kist and several other companies as potentially responsible parties ("PRP's") for alleged environmental contamination at an Albany, Georgia site previously owned by Gold Kist. Gold Kist has responded to the General Notice Letter denying liability for the contamination. Gold Kist is unable to estimate at this time the cost of compliance, if any, to be required of Gold Kist for the location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

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

                        INCOME TAXATION

    As a cooperative association entitled to the provisions of Subchapter T of the Internal Revenue Code, Gold Kist does not pay tax on net margins derived from member patronage transactions which are distributed to the members by check or in the form of qualified written notices of allocation within 8-l/2 months of the close of each fiscal year. To the extent that Gold Kist distributes nonqualified written notices of allocation, has income from transactions with nonmembers or has income from non-patronage sources, it will be taxed at the corporate rate. See Notes l (f) and 7 of Notes to Consolidated Financial Statements.

    Gold Kist has subsidiaries which are not cooperatives, and all the income of these subsidiaries is subject to corporate income taxes.

Item 2.  Properties.

      The principal facilities used in the Association's business are described in Item 1. Business (and Properties). Management believes that the facilities are adequate and suitable for their respective uses and the Association's current intended operations. There are no material liens or encumbrances on the properties owned by the Association except for mortgages on the Association's Marshall County, Alabama and Sumter County, South Carolina facilities to secure certain credit facilities with the Association's lenders. See Note 11 of Notes to Consolidated Financial Statements.

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



Item 6.   Selected Financial Data.


              SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 26, 1999 and "Consolidated Balance Sheet Data" as of July 1, 1995, June 29, 1996, June 28, 1997, June 27, 1998 and June 26, 1999
are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of June 27, 1998 and June 26, 1999 and for each of the years in the three-year period ended June 26, 1999, and the report thereon of KPMG LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit report.

                                   For Fiscal Years Ended (000's omitted)
Consolidated Statement of   July 1,   June 29,    June 28,    June 27,  June 26,
Operations Data:             1995       1996        1997        1998      1999
Net sales volume          $1,255,087  1,420,281  1,658,191   1,651,115 1,766,104
Margins (loss) from
 continuing operations    $    9,875     33,706     10,870     (57,036)   69,361


                                          As of (000's omitted)
Consolidated Balance Sheet  July 1,   June 29,    June 28,    June 27,  June 26,
Data:                          1995      1996       1997        1998      1999
Total assets              $  768,415    914,161  1,051,813   1,080,655   801,224
Long-term liabilities     $  176,259    224,183    301,190     376,553   262,495
Patrons' and other equity
  (A)                     $  314,990    326,410    346,075     234,006   279,367

NOTE:
A.See Note 10(a) of Notes to Consolidated Financial Statements.


Item  7.     Management's Discussion and Analysis of Financial
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

    As with other perishable commodity businesses, the integrated poultry industry has demonstrated varying levels of profitability, and to a lesser extent, losses over its thirty-six year history. Although the industry has been profitable since 1983 with the exception of brief periods during 1992 and 1996, net margins have varied from year to year in response to market fundamentals. The following addresses the various factors that have influenced poultry industry profitability during the past five years. During 1995, broiler market prices declined due to the large supply of competing meats, such as beef and pork, and the continuation of broiler industry expansion. During 1996, broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that reduced meat production in the summer of 1995, as well as lower than expected industry expansion and increased exports. Average market prices for broilers during 1997 remained at relatively high levels as compared to historical averages. However, during the May-June 1997 period, market prices declined below 1996 levels as a result of the increase in industry production. Export prices for broiler leg-quarters declined substantially in 1997 as a result of disruptions in the Russian markets. Although market prices for broiler products strengthened in the fourth quarter of 1998, average market prices for 1998 were approximately 4.0% lower than in 1997. Favorable broiler market prices continued during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of 1999 as a result of a cessation of the live production problems. Market prices for poultry dark meat were weak during 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. According to USDA estimates, the supply of broilers is expected to increase at a 5.7% rate in 1999 and a 5.3% rate in 2000 as compared to the 4.2% average annual increase between 1995 and 1998.

   Generally, the cost of feed grains, primarily corn and soybean meal, represent approximately fifty percent of total broiler production costs. Market prices for feed ingredients declined in 1995 as a result of the increase in planted corn and soybean acreage and favorable growing conditions in the summer of 1994. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 grain harvest and strong export demand. During 1997, average cash market prices for corn declined 14% as a result of the favorable 1996 harvest. However, soybean meal average cash market prices increased approximately 26% for 1997 as compared to 1996 as a result of strong demand and lower carryover stocks. Average cash market prices for corn and soybean meal declined 18% and 20%, respectively, during 1998 as a result of the favorable 1997 harvest and reduced exports of agricultural commodities. In 1999, average cash market prices for corn and soybean meal declined 20% and 34%, respectively, as a result of favorable U.S. grain production and the decline in world demand for feed grains.

   Historically, weather has had a significant impact on the agricultural economy and the operating results of the Association. Favorable spring weather conditions contributed to increased planting activity and a favorable grain harvest in 1994. The weather reduced 1995 grain harvest in the Midwestern U.S. resulted in higher grain prices in 1996.
Favorable weather conditions during the summer of 1996 contributed to plentiful grain harvests in the United States. Favorable growing conditions in the summer of 1997 contributed to a slight increase in the 1997 grain harvest as compared to 1996. Favorable growing conditions in the summer of 1998 contributed to the second largest grain harvest on record in the United States resulting in cash market prices for feed grains at levels significantly less that those experienced over the past five years.

   Poultry export sales for 1997, 1998 and 1999 were $81.7 million, $61.6 million and $40.9 million, respectively. During 1997, 1998 and 1999, export sales declined as a result of lower market prices for poultry and the economic crises in Southeast Asia and Russia. Export sales of poultry products will be influenced by credit availability to foreign countries, political and economic stability, particularly in Russia, Eastern Europe and Mexico.

   In May 1998, the Association's Board of Directors adopted a plan to discontinue operations of the Agri-Services segment. Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase out period, have been segregated from continuing operations and reported separately in the Statements of Operations. See Notes 1 and 11 of Notes to Consolidated Financial Statements. The Association's continuing operations include the Association's poultry and pork operations. The discussion and analysis of results of operations that follows relates solely to the continuing operations of the Association for each of the years in the three-year period ended June 26, 1999.


                     Results of Operations


  Fiscal 1998 Compared to Fiscal 1997

   The Association's net sales volume was approximately $1.7 billion for 1998 and 1997. The loss from continuing operations for 1998 was $57.0 million as compared to margins from continuing operations of $10.9 million for 1997. The loss from continuing operations for 1998 was the result of lower market prices for poultry and live hogs and higher feed ingredient costs. Net sales volume for 1998 reflected lower broiler market prices, which were partially offset by a 3.0% increase in broiler pounds sold. Average selling prices for poultry products for 1998 declined 3.0% as compared to 1997 as a result of excess industry supply, an increase in pork and beef supplies and instability in export markets. Poultry sales to Russia were affected by disruptions in the market related to tariffs and custom regulations resulting in lower than expected net margins. Poultry sales to the Southeast Asia markets were affected by the financial crisis in that region. Pork net sales volume for 1998 declined 39% as compared to 1997 due to head reduction and lower market prices for live hogs.

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

    The components included in other income (deductions) represent a $14.2 million deduction for 1998 as compared to income of $1.4 million for 1997. Interest income of $2.0 million for 1998 declined $2.8 million as compared to 1997. Interest income for 1997 reflected interest income related to a favorable tax litigation decision. Interest expense for 1998 was $26.9 million as compared to $10.7 million for 1997, which reflected the increase in borrowings to support higher asset levels, the acquisition of minority interest in Golden Poultry and the 1998 operating losses. Also, interest expense for 1998 reflected an increase in borrowing costs related to the decline in the Association's financial condition. Equity in the earnings of the partnership represents the Association's 33 1/3% pro rata share of the Golden Peanut Company's 1998 earnings. See Note 10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1998 includes a $192,000 loss representing the Association's equity in the loss of a pecan processing and marketing enterprise. The Association recorded a $992,000 loss on this investment in 1997. Net rental income of $2.1 million and $1.9 million, respectively, was included in miscellaneous, net for 1998 and 1997. Miscellaneous, net for 1998 includes $2.0 million of income related to a poultry grower agreement. Miscellaneous, net for 1997 reflects a $1.2 million loss on the purchase of subsidiary common stock.

   In 1998 and 1997, the Association's combined federal and state effective income tax rates for continuing operations were (38)% and (48)%, respectively. The effective tax rate for 1997 reflects a $5.2 million income tax benefit resulting from a Circuit Court of Appeals decision in the Association's favor. See Note 7 of Notes to Consolidated Financial Statements.

  Fiscal 1999 Compared to Fiscal 1998

   Net sales volume for 1999 was approximately $1.77 billion, which represented a 7.0% increase over net sales volume of $1.65 billion for 1998. Margins from operations for 1999 were approximately $69.4 million as compared to a loss from continuing operations of $57.0 million for 1998. The overall increase in net sales volume was the result of a 5.2% increase in pounds of poultry sold and a 2.0% increase in average selling prices. The impact of these factors on net sales volume was partially offset by lower average selling prices for live hogs. Increased domestic poultry market prices for 1999, as compared to 1998, were attributable to a reduction in industry-wide broiler production. The decline in production was due to problems in the breeder flocks that restricted live production, as well as hot weather in the summer of 1998 that reduced growth rates. In late 1999, the impact of these factors on poultry market prices lessened as a result of the weakness in export sales and a cessation of the field production problems. During 1999, market prices for dark chicken meat declined substantially as a result of the Russian and Asian economic crises that began in late summer of 1998.

   Cost of sales for 1999 declined $94.5 million or 5.7% as compared to 1998. The decrease in cost of sales for 1999, as compared to 1998, was due primarily to lower feed ingredient costs. Raw feed ingredient costs for 1999 decreased 22.8% as compared to 1998. Corn and soybean meal cash market prices decreased substantially as a result of the favorable 1998 grain harvest and reduced foreign demand for grains. The impact of the decline in feed ingredient costs on cost of sales was partially offset by the increase in pounds of poultry produced and marketed. Cost of sales for 1998 included losses realized on commodities futures and options transactions of $85.2 million. As a percent of net sales volume, cost of sales was 88.8% of net sales volume for 1999 as compared to 100.7% for 1998.

   Distribution, administrative and general expenses of $76.3 million for 1999 increased 14.3% as compared to 1998. As a percent of net sales volume, distribution, administrative and general expenses were 4.3% of net sales volume for 1999 as compared to 4.0% for 1998. The increase in the percentage relationship for 1999 was due primarily to the increase in incentive compensation expense related to the improvement in operating results.

    The components included in other income (deductions) represent a $18.4 million deduction for 1999 as compared to $14.2 million for 1998. Interest income was $2.2 million for 1999 as compared to $2.0 million for 1998. Interest expense for 1999 was $26.0 million as compared to $26.9 million for 1998. Equity in the earnings of the partnership represents the Association's pro rata share of the Golden Peanut Company's 1999 and 1998 earnings in accordance with the partnership agreement. See Note 10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1999 includes a $824,000 gain representing the Association's equity in the earnings of a pecan processing and marketing enterprise. The Association recorded a $192,000 loss on this investment in 1998. Miscellaneous, net for 1999 includes a $2.3 million gain on the sale of a portion of an investment in a trading company engaged in international merchandising of grains and other agricultural commodities. Miscellaneous, net for 1998 includes $2.0 million of income related to a poultry grower agreement and net rental income of $2.1 million.

   In 1999 and 1998, the Association's combined federal and state effective income tax rates for continuing operations were 33% and (38)%, respectively. See Note 7 of Notes to
Consolidated Financial Statements.


                      Financial Condition


Liquidity and Capital Resources

        The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external short-term financing are, a secured committed credit facility with a commercial bank. At June 26, 1999, the Company had a $250 million secured committed credit facility with eight commercial banks. The facility included a three-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. As of June 26, 1999, there were no outstanding borrowings under the revolving credit and the 364-day line-of-credit commitments.

   In August 1998, the Association refinanced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million  three-year  revolving  credit  facility  and  a  $250
million  three-year  unsecured  bridge  facility.   Upon   the
consummation of the sale of certain assets of the Agri-Services segment, the loan agreement provided that proceeds be applied to the $250 million bridge loan and that the remaining balance be paid. The bridge loan was paid in October 1998. See Notes 1 and 11 of Notes to Consolidated Financial Statements. In 1998, the Association obtained a $50 million term loan from an agricultural credit bank and a $69.9 million rolling four-month equity swap arrangement with a commercial bank. The equity swap was refinanced in 1999 for $58.1 million. At June 26, 1999, the Association had unused loan commitments of $250.0 million and additional letters of credit from banks aggregating $107.4 million. The letters of credit include a $100 million irrevocable direct pay letter of credit to secure the Association's contingent obligation to purchase certain preferred securities from Southern States. The $100 million letter of credit reduces the funds available under the $125 million revolving credit facility. The primary source of external long-term financing are proceeds from the revolving credit facility. See Notes 4 and 11 of Notes to Consolidated Financial Statements.

   Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1 and the ratio of total funded debt to total capitalization not to exceed 65%. At June 26, 1999, the Association's current ratio and ratio of total funded debt to capitalization, determined under the loan agreements, were 1.39:1 and 52%, respectively. The terms of the $250 million credit facility require specific quarterly fixed charge coverage ratios during fiscal 2000 and a fixed charge ratio for fiscal 2000 of 150%. In addition, the terms place a limitation on capital expenditures, equity distribution, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and options contracts. At June 26, 1999, the Association was in compliance with the agreements. See Note 4 of Notes to Consolidated Financial Statements.

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

   During 1998, the primary uses of cash in continuing operations included $54.4 million in capital expenditures and $53.1 million for the acquisition of the remaining 3.7 million shares of Golden Poultry Company, Inc. common stock that the Association did not already own. See Note 12 of Notes to Consolidated Financial Statements. During 1998, net cash used in operating and investing activities of discontinued operations totaled $58.8 million. The funds for these activities were provided by net borrowings of $173.3 million. Borrowings and repayments of long-term debt during 1998 reflected the replacement of Golden Poultry Company, Inc.'s debt subsequent to the merger and the replacement of the Association's $250 million unsecured committed credit facility with the $440 million secured committed credit facility.

    In  October  1998, the Association completed the  sale  of assets of the Agri-Services segment to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond, a lease obligation assumed by Southern States and a $10.0 million hold back deduction provided for in the asset purchase agreement. In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "post-closing valuation") prepared pursuant to the terms of the purchase agreement. The Association subsequently objected to Southern States' post-closing valuation principally with regard to the valuation of accounts and crop notes receivable. In order to resolve the post-closing valuation, the
Association agreed in September 1999 to repurchase from Southern States approximately $34.5 million of accounts and crop notes receivable. The agreement will result in a final settlement payment to Southern States of approximately $21.2 million in September 1999. See Note 11 of Notes to Consolidated Financial Statements.

    In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers. The Association has established a $100 million irrevocable direct pay letter of credit to secure its contingent obligation. Gold Kist must hold any purchased preferred securities for a period of at least nine months from the purchase date. In Augu st 1999, Southern States notified the Company that it does not expect to place capital and/or equity securities with other purchasers by October 5, 1999. As a result, the Company anticipates purchasing the $100 million principal amount of preferred securities in October 1999 as required under the commitment. See Note 11 of Notes to Consolidated Financial Statements.

    In 1999, the operating activities of continuing operations provided $156.2 million in cash as a result of the improvement in poultry operating margins. Net cash from investing activities reflected proceeds of $218.3 million from the sale of the Agri-Services segment. Cash flow from investing activities included $14.1 million from the sale of loans and disposals of investments. The proceeds from these activities were used to repay short-term borrowings and long-term debt, which included maturing Subordinated Certificates. In addition, cash uses included the funding of capital expenditures of $31.9 million and redemptions of equity.

   The Association plans capital expenditures of approximately $45.0 million in 2000 that primarily include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 2000, management expects cash expenditures to approximate $7.0 million for patronage refunds and equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States Cooperative, Incorporated during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at June 26, 1999 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 2000 and to fund the repayment of outstanding Subordinated Certificates as they mature.

Year 2000 Disclosure Statement

   The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Association's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT" systems) and its non-information technology systems ("non-IT" systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, hatcheries and environmental controls, year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of September 1, 1999, the Association has completed phase (1) of its initiative and substantially completed phase (2). The Association is scheduled to complete phase (2) by the end of October 1999. The Association expects the final testing phase to be complete by the end of November 1999. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

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

   The Association estimates that its cost of repairing the IT systems and non-IT systems will range from $750,000 to $1.0 million. The Association believes such costs will not have a material effect on liquidity or its financial condition or results of operations.

  To date, the Association has not identified any IT or non-IT system that presents a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the Association completes the testing phase, it is possible that the Association may identify potential risks of year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. In addition, if any third parties who provide goods or services that are critical to the Association's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Association's financial condition and results of operations.

   Because the Association has not completed the testing phase of its initiative, and, accordingly, has not fully assessed its risks from potential year 2000 failures, the Association has not yet fully developed year 2000 specific contingency plans. These plans will be developed as appropriate, if the results of testing identify a material business function that is substantially at risk. The Association expects to complete a contingency plan by October 1999.

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

Future Accounting Requirements

   In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Association's 2001 consolidated financial statements. If the Association were to adopt the new Statement as of June 26, 1999, the effect of adoption would not be significant to the financial statements.

Item  7A.     Quantitative  And Qualitative  Disclosure  About
              Market Risks.

Market Risk

   The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Company has international net sales volume and related accounts receivable for foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Interest Rate Risk

   The Association uses interest rate swaps to hedge interest rate changes on a portion of its borrowings. At June 26, 1999, the Association had $100.0 million notional amount interest rate swaps outstanding. In
September 1999, the Association terminated two $25.0 million notional amount interest rate swaps. The remaining interest rate swaps effectively change the average interest rates on $50.0 million of borrowings to a 5.86% fixed rate from LIBOR. See Note 4 of Notes to Consolidated Financial Statements. Assuming year-end fiscal 1999 variable rates and borrowings at June 26, 1999, a one-hundred-basis-point change in interest rates would impact the Association's net interest expense by approximately $190,000, net of the effect of the swaps.

Commodities Risk

   The  Association  is  a purchaser of  certain  agricultural
commodities  used for the manufacture of poultry  feeds.   The
Association uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures contracts, primarily corn and soybean meal, are recognized when closed and option contracts are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's committed secured credit facility limit the use of cash forward contracts and commodities futures and options to hedge no more than twenty-six weeks of the Association's soybean meal and corn requirements. At June 26, 1999, the fair value of the Association's outstanding commodity futures and options positions was not material and there were no significant deferred gains or losses.

Item 8.    Financial Statements and Supplementary Data.


                             INDEX


                                                           Page
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Reports                               20
Consolidated Balance Sheets as of June 27, 1998 and
   June 26, 1999                                            22
Consolidated Statements of Operations for the years
   ended June 28, 1997, June 27, 1998
   and June 26, 1999                                        23
Consolidated Statements of Patrons' and Other
   Equity  and Comprehensive Income (Loss) for the years
   ended June 28, 1997, June 27, 1998 and June 26, 1999     24
Consolidated Statements of Cash Flows for the years
   ended June 28, 1997, June 27, 1998 and June 26, 1999     25
Notes to Consolidated Financial Statements                  26

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

Valuation Reserves for the years ended
   June 28, 1997, June 27, 1998 and June 26, 1999           46


                 INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 27, 1998 and June 26, 1999, and the related consolidated statements of operations, patrons' and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 26, 1999 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company and Subsidiaries, a partnership investment accounted for using the equity method of accounting, as described in Note 10(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company and Subsidiaries, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 27, 1998 and June 26, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Atlanta, Georgia
September 16, 1999


                   REPORT OF INDEPENDENT AUDITORS



Partnership Committee
Golden Peanut Company

    We have audited the accompanying consolidated balance sheets of Golden Peanut Company and Subsidiaries (the "Partnership") as of June 30, 1999 and 1998, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended June 30, 1999 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                        Ernst & Young LLP


Atlanta, Georgia
September 1, 1999, except the
third paragraph of Note 6, as to
which the date is September 16, 1999


                                 GOLD KIST INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                              June 27, 1998   June 26, 1999
                             ASSETS
Current assets:
 Cash and cash equivalents                    $    11,789          20,810
 Receivables, principally trade, less
  allowance for doubtful accounts of
  $3,113 in 1998 and $3,261 in 1999               107,957         109,060
 Inventories (note 2)                             174,204         182,799
 Deferred income taxes                             45,431          17,842
 Other current assets                              32,673          18,599
 Net assets of discontinued operations
  (note 11)                                       247,621          10,400
  Total current assets                            619,675         359,510
Investments (note 10)                             125,623         106,199
Property, plant and equipment, net
  (note 3)                                        255,791         248,016
Other assets                                       79,566          87,499
                                               $1,080,655         801,224


                     LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of
  long-term debt (note 4):
  Short-term borrowings                          $201,939          58,085
  Subordinated loan certificates                   35,005          10,095
  Current maturities of long-term debt             93,248          16,820
                                                  330,192          85,000
 Accounts payable                                  85,188          95,985
 Accrued compensation and related
  expenses                                         24,444          36,165
 Interest left on deposit (note 4)                 11,451          10,487
 Other current liabilities                         18,821          31,725
  Total current liabilities                       470,096         259,362
Long-term debt, excluding current
  maturities (note 4)                             320,600         186,913
Accrued postretirement benefit costs
 (note 8(b))                                       48,678          53,432
Other liabilities                                   7,275          22,150
  Total liabilities                               846,649         521,857
Patrons' and other equity (note 6):
 Common stock, $1.00 par value -
  Authorized 500 shares;     issued and
  outstanding 33 in 1998 and 31 in 1999                33              31
 Patronage reserves                               198,517         204,080
 Accumulated other comprehensive income -
  unrealized gain on marketable equity
  security (note 10(a))                            27,099          19,015
 Retained earnings                                  8,357          56,241
  Total patrons' and other equity                 234,006         279,367
Commitments and contingencies
(notes 4, 8, 9 and 10(b))
                                               $1,080,655         801,224


          See accompanying notes to consolidated financial statements.

                                  GOLD KIST INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Amounts in Thousands)


                                                   Years Ended
                                   June 28, 1997  June 27, 1998   June 26, 1999
Net sales volume                    $1,658,191       1,651,115       1,766,104
Cost of sales                        1,586,110       1,662,376       1,567,906
  Gross margins (loss)                  72,081         (11,261)        198,198
Distribution, administrative and
 general expenses                       64,885          66,695          76,258
  Net operating margins (loss)           7,196        (77,956)         121,940
Other income (deductions):
  Interest income                        4,804           1,955           2,177
  Interest expense                     (10,666)        (26,910)        (26,050)
  Equity in earnings of partnership
    (note 10(b))                         5,807           4,369             188
  Miscellaneous, net (note 10(a))        1,464           6,383           5,316
    Total other income
      (deductions)                       1,409         (14,203)        (18,369)
  Margins (loss) from continuing
    operations before income taxes
    and minority interest                 8,605        (92,159)        103,571
Income tax expense (benefit)-(note 7)    (4,108)       (35,123)         34,210
  Margins (loss) from continuing
    operations before minority
    interest                             12,713        (57,036)         69,361
Minority interest                        (1,843)             -               -
  Margins (loss) from continuing
    operations                           10,870        (57,036)         69,361
Discontinued operations
  (notes 7 and 11):
  Margins (loss) from operations of
    discontinued Agri-Services
    segment (less applicable income
    taxes of $.7 million for 1997
    and $(8.6) million for 1998)          1,020        (15,130)              -
  Loss on disposal of Agri-Services
    segment including provision
    of $20.4 million accrued in
    1998 for operating losses
    during phase out period (less
    applicable income taxes of
    $(16.5) million for 1998 and
    $(4.3) million for 1999).                 -        (30,622)         (8,034)
  Net margins (loss)                $    11,890       (102,788)         61,327



            See accompanying notes to consolidated financial statements.

                                 GOLD KIST INC.
               CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
        For the Years Ended June 28, 1997, June 27, 1998 and June 26, 1999
                              (Amounts in Thousands)

                                            Accumulated other
                                              comprehensive
                                           income - unrealized
                                              gain (loss) on
                         Common   Patronage  marketable equity  Retained
                         stock    reserves      security        earnings  Total
June 29, 1996           $    36    209,140         20,978       96,256   326,410
 Comprehensive income:
  Net margins for 1997        -         -               -       11,890    11,890
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))           -         -          11,771            -    11,771
 Total comprehensive
  income                                                                  23,661
 Redemptions and other
  changes                   (4)    (5,152)              -        1,160   (3,996)
June 28, 1997                32   203,988          32,749      109,306  346,075
 Comprehensive loss:
  Net loss for 1998           -         -               -     (102,788)(102,788)
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))           -         -          (5,650)           -   (5,650)
 Total comprehensive
  loss                                                                 (108,438)
 Redemptions and other
  changes                     1    (5,471)              -        1,839   (3,631)
June 27, 1998                33   198,517          27,099        8,357  234,006
 Comprehensive income:
  Net margins for 1999        -    14,990              -        46,337   61,327
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))           -         -         (8,084)            -   (8,084)
 Total comprehensive
  income                                                                 53,243
 Cash portion of
  nonqualified
  patronage refund            -   (2,263)              -             -   (2,263)
 Redemptions and other
  changes                    (2)  (7,164)              -         1,547   (5,619)
June 26, 1999           $    31   204,080         19,015        56,241  279,367




             See accompanying notes to consolidated financial statements.


                                   GOLD KIST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)
                                                      Years Ended
                                      June 28, 1997 June 27, 1998  June 26, 1999
Cash flows from operating activities:
 Margins (loss) from continuing
  operations                              $ 10,870      (57,036)        69,361
 Non-cash items included in margins
  (loss) from continuing
  operations:
  Depreciation and amortization             32,801        37,547        40,979
  Equity in earnings of partnership         (5,807)       (4,369)         (188)
  Deferred income tax expense (benefit)     (1,718)      (14,486)       10,460
  Other                                      2,265         8,549          (988)
 Changes in operating assets and
  liabilities:
  Receivables                               (5,278)       (8,225)       (1,103)
  Inventories                               (6,853)        5,285        (8,595)
  Other current assets                     (42,570)       28,539        14,072
  Accounts payable and accrued
   expenses                                 11,513        (5,919)       33,159
  Interest left on deposit                    (723)           56          (964)
Net cash provided by (used in)
 operating activities of
 continuing operations                      (5,500)      (10,059)      156,193
Net cash provided by (used in)
 operating activities of
 discontinued operations                   (17,400)      (52,400)       34,083
Net cash provided by (used in)
 operating activities                      (22,900)      (62,459)      190,276
Cash flows from investing activities:
 Acquisitions of property, plant and
  equipment                                (67,547)      (54,360)      (31,887)
 Acquisition of subsidiary minority
  interest (note 12)                             -       (53,104)            -
 Proceeds from disposal of
  investments.........                         104         1,305         6,028
 Proceeds from sale of loans.                    -             -         8,191
 Other                                        (509)         (792)        2,598
Net cash used in investing
 activities of continuing
 operations                                (67,952)     (106,951)      (15,070)
Net cash provided by (used in)
 investing activities of
 discontinued operations:
  Acquisitions of property, plant
   and equipment                            (9,375)       (6,385)            -
  Proceeds from sale of the Agri-
   Services segment (note 11)..                  -             -       218,313
Net cash provided by (used in)
  investing activities                     (77,327)     (113,336)      203,243
Cash flows from financing activities:
 Short-term borrowings, net                 71,992        21,578      (168,764)
 Proceeds from long-term debt              110,846       272,116        85,699
 Principal payments of long-term
  debt                                     (55,656)     (120,400)     (295,814)
 Patronage refunds and other equity
  paid in cash                             (29,596)       (3,631)       (5,619)
Net cash provided by (used in)
 financing activities.                      97,586       169,663      (384,498)
Net change in cash and cash
 equivalents                                (2,641)       (6,132)        9,021
Cash and cash equivalents at
 beginning of year                          20,562        17,921        11,789
Cash and cash equivalents at
 end of year                             $  17,921        11,789        20,810
Supplemental disclosure of cash
 flow data:
 Cash paid during the years for:
  Interest (net of amounts
   capitalized)                          $  25,761        45,577        28,512
  Income taxes                           $  11,173             -        12,465

          See accompanying notes to consolidated financial statements.


                        GOLD KIST INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 28, 1997, June 27, 1998 and June 26, 1999
                 (Dollar Amounts in Thousands)


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

   Gold Kist Inc. and Southern States Cooperative, Incorporated ("Southern States") entered into an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, pursuant to which Gold Kist Inc. agreed to sell and assign, and Southern States agreed to purchase and assume, the assets and certain of the liabilities of Gold Kist Inc.'s agricultural inputs business. In October 1998, Gold Kist Inc. completed the sale of assets and certain liabilities to Southern States. The affected assets included substantially all of the assets of the Agri-Services segment, as well as certain crop notes receivable of AgraTrade Financing, Inc., a wholly-owned finance subsidiary (see note 11).

   The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to generally accepted accounting principles and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

  (a)  Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its wholly and majority owned subsidiaries (collectively "Gold Kist" or "Company" or "Association"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

           Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist engages in commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its
     feed   ingredient   purchases.   Futures   contracts   are
     accounted for as hedges and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as a part of product cost. At June 27, 1998 and June 26, 1999, there were no significant unrealized commodity futures positions.


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

  (d)  Property, Plant and Equipment

          Property,  plant and equipment is recorded  at  cost.
     Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

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

          Gold Kist applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Company has classified its marketable equity security as "available-for-sale." "Available-for-sale" securities are those the Company intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Accumulated other comprehensive income - unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying consolidated financial statements, net of deferred income taxes. Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying consolidated financial statements.

          Gold Kist's investment in the Golden Peanut Company partnership is accounted for using the equity method (see note 10(b)). Other investments accounted for under the equity method are not significant.

  (f)  Income Taxes

          Gold Kist operates as an agricultural cooperative not exempt from Federal income taxes. Aggregate margins not refunded in cash to members or allocated in the form of qualified written notices are subject to income taxes.

          The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of Subchapter T of the Internal Revenue Code). Gold Kist utilizes nonqualified patronage refunds which are deductible for income tax purposes only to the extent paid or redeemed in cash.


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

  (g)  Fair Value of Financial Instruments

          Gold Kist's financial instruments include cash and cash equivalents, receivables and accounts payables and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables and accounts payables and accrued expenses, interest left on deposit, certain short-term debt which matures in less than one year, long-term debt with variable interest rates and interest rate swap agreements, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 27, 1998 and June 26, 1999 unless otherwise specified (see notes 1(e) and 4).

  (h)  Impairment of Long-Lived Assets and Long-Lived Assets to
       Be Disposed Of

          Gold Kist adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), on June 30, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 has not had a material impact on Gold Kist's financial position, results of operations or liquidity.

  (i)  Comprehensive Income

           In 1999, Gold Kist adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for reporting of comprehensive income and its components. Comprehensive income consists of net margins and unrealized gains and losses on marketable security and is presented in the consolidated statements of patrons' and other equity and comprehensive income (loss). The adoption of SFAS 130 had no impact on total patrons' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

  (j)  Fiscal Year

          Gold  Kist  employs a 52/53 week  fiscal  year.   The
     consolidated financial statements for 1997, 1998 and  1999 reflect 52 weeks.  Fiscal 2000 will be a 53 week year.

  (k)  Use of Estimates

           Management  of  Gold  Kist  has  made  a  number  of
     estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)


 (2) Inventories

  Inventories are summarized as follows:

                                        1998     1999

          Live poultry and hogs      $ 94,005    93,999
          Marketable products          45,081    56,097
          Raw materials and supplies   35,118    32,703
                                     $174,204   182,799

(3)  Property, Plant and Equipment

  Property, plant and equipment is summarized as follows:

                                          1998        1999

          Land and land improvements    $ 33,412      33,406
          Buildings                      182,735     186,635
          Machinery and equipment        369,441     397,655
          Construction in progress         8,569       1,134
                                         594,157     618,830
          Less accumulated depreciation  338,366     370,814
                                        $255,791     248,016

(4)  Notes Payable and Long-Term Debt

   Short-term borrowings at June 26, 1999 include $58.1 million under a rolling four-month secured agreement with a commercial bank entered into in April 1998. The commercial bank holds a marketable equity security owned by Gold Kist as collateral
(see note 9(a)). The Company is required to maintain funds with the bank to account for volatility in the market price of the security held as collateral. Interest on the borrowings are at one-month LIBOR plus .75% per annum. The Company earns interest on the collateral funds at rates that approximate the federal funds rate.

   In February 1997, an insurance company purchased $30 million of Series A Senior Notes and $25 million of Series B Senior Notes. The interest rates on the senior promissory notes, as well as the previously issued $20.0 million single installment interest note, are adjusted quarterly in accordance with the Company's overall financial condition. As of June 26, 1999, interest rates on the single installment interest notes, the Series A Senior Notes and the Series B Senior Notes were 9.60%, 7.85% and 8.19%, respectively.

   In August 1998, the Company refinanced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank. The new credit facility
included  a  secured  $125  million  364-day  line  of   credit
commitment, a secured $125 million three-year revolving  credit
facility  and  a  $250  million  three-year  unsecured   bridge
facility.   The 364-day line of credit and three-year revolving
credit facility are secured by all inventory and receivables of the Company and by mortgages on the Company's facilities in Marshall County, Alabama and Sumter County, South Carolina. Upon the consummation of the Agreement with Southern States, the loan provisions required that proceeds be applied to the $250 million bridge facility and that the remaining balance be paid (see note 1). The credit agreement contains provisions that require accelerated payments in accordance with certain terms and conditions, including the sale of facilities and excess cash flow as defined. The 364-day line of credit provides short-term financing that will expire on August 1, 2000 and may be extended with the consent of the bank. The 364-day line of credit is subject to a .30% per annum facility fee. The three-year revolving credit agreement expires on August 3, 2001, but may be extended for a one-year period with the consent of the bank. The revolving credit facility fee will be computed quarterly based on the Association's ratio of funded debt to total capital and will not exceed .35% per annum.


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

  Borrowings under the $250 million facility will bear variable interest rates below prime. As of June 26, 1999, there were no balances outstanding under the revolving credit and 364-day line of credit loan commitments. The $125 million revolving credit facility is reduced by a $100 million irrevocable direct pay letter of credit established by the Association to secure its contingent obligation to Southern States (see note 11). Subordinated loan certificates of $35.0 million and $10.1 million at June 27, 1998 and June 26, 1999, respectively, bore interest at rates of 6.3% to 6.4% with terms of one year and were unsecured.

   Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

  Long-term debt is summarized as follows:

                                                              1998        1999
  Senior notes payable:
    9.90% interest notes, due in semi-annual installments
     of $1,539 with interest payable semiannually           $  3,077          -
    Single installment note due in June 2001 with
     interest payable quarterly                               20,000     20,000
    Series A senior notes, due in annual installments of
     $2,727 beginning in February 2002 with interest
     payable quarterly                                        30,000     30,000
    Series B senior notes, due in annual installments of
     $2,272 beginning in May 2002 with interest payable
     quarterly                                                25,000     25,000
  Other long term debt:
    Subordinated capital certificates of interest with
     fixed maturities ranging from two to fifteen years,
     unsecured (weighted average interest rate of 7.6% at
     June 27, 1998 and June 26, 1999)                         73,407     66,905
    Term loan agreement with banks (interest rate of 8.2%
     at June 27, 1998)                                       176,000          -
    Term loan agreement with agricultural credit bank, due
     in semi-annual installments of $1,785 with interest
     payable quarterly (weighted average interest rate of
     8.7% at June 27, 1998 and 7.7% at June 26, 1999)         50,000     48,215
    Revolving credit agreements with commercial banks
     (weighted average rate of  8.1% at June 27, 1998)        21,500          -
    Tax exempt industrial revenue bonds with varying
     interest rates, due in quarterly and annual
     installments through 2016, secured by property,
     plant and equipment                                      10,900     10,450
    Pro rata share of mortgage loan, at 8.47% interest, due
     in monthly installments to June 30, 2004, secured by a
     building                                                  1,873      1,627
    Other                                                      2,091      1,536

                                                             413,848    203,733
  Less current maturities                                     93,248     16,820
                                                            $320,600    186,913

  Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the senior notes payable at June 27, 1998 and June 26, 1999 was approximately $83.1 million and $72.4 million, respectively.

  In June 1997, Gold Kist entered into two $25 million notional amount interest rate swap agreements with a commercial bank. Under the five-year interest rate swap, the Company paid interest at a fixed rate of 6.48% and received interest at the three-month London Interbank Offered Rate (LIBOR). Under the ten year interest rate swap, the Company paid interest at the three-month LIBOR and received interest at a fixed rate of 7.44%. In June 1998, the commercial bank exercised its option to terminate the $25 million notional amount ten-year interest rate swap. In September 1999, the Company terminated the $25 million notional amount five-year interest rate swap.


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

     In September 1997, Gold Kist entered into a $25 million notional amount five-year interest rate swap agreement with a commercial bank. Under the agreement, the Company paid interest at a fixed rate of 5.90% and received interest at the three-month LIBOR. In September 1999, the Company terminated the $25 million notional amount five-year interest rate swap. In October 1997, Gold Kist entered into three $25 million notional amount five-year interest rate swap agreements with two commercial banks. Under the agreements, the Company paid interest at a weighted average fixed rate of 5.98% and received interest at the three-month LIBOR. In June 1999, Gold Kist terminated one of the $25 million notional amount five-year interest rate swaps. Under the two remaining $25 million notional amount swap agreements, the Company pays interest at a weighted average fixed rate of 5.86% and receives interest at the three-month LIBOR. In October 2000, the commercial bank has the option to cancel the two remaining $25 million notional amount interest rate swaps.

         In January 1998, the Company entered into a $25 million notional amount five-year interest rate swap agreement with a commercial bank. Under the agreement the Company paid interest at a fixed rate of 5.51% and received interest at the three-month LIBOR. In June 1999, Gold Kist terminated the $25 million notional amount five-year interest rate swap.

     The terms of debt agreements specify minimum working capital, consolidated tangible net worth, current ratio and
fixed  charge  coverage  ratio  requirements,  as  well  as   a
limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity
distributions,   cash  patronage  refunds,  commodity   hedging
contracts and additional loans, advances or investments. Annual required principal repayments on long-term debt for the five years subsequent to June 26, 1999 are as follows:

       Year:
       2000                                             $16,820
       2001                                              33,950
       2002                                              23,046
       2003                                              16,636
       2004                                              22,242

(5)  Leases

   Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for 1997, 1998 and 1999 was $11.4 million, $12.8 million and $13.4 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 1999 are as follows:

       2000                                              $7,913
       2001                                               5,870
       2002                                               4,337
       2003                                               1,757
       2004                                                 842

(6) Patrons' and Other Equity

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


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)


   Patronage reserves represent undistributed allocated member margins less income taxes paid on undistributed nonqualified equity. Upon redemption, the face value of nonqualified notified equity is deductible for federal income tax purposes. At June 26, 1999, there was approximately $248.5 million of nonqualified notified equity outstanding. The redemption of qualified and nonqualified notified equity is subject to the discretion of the Board of Directors. Patronage reserves do not bear interest and are subordinated to all certificates outstanding and indebtedness of Gold Kist.

   Retained earnings include an allocation of member margins based on financial ratios, as well as cumulative net margins (losses) resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries. Also included are amounts related to the early redemption of notified equity, representing the difference between the face value and the redemption amounts.

(7) Income Taxes

  Total income tax expense (benefit) was allocated as follows:

                                                  1997        1998     1999
  Margins (loss) from continuing operations     $(4,108)    (35,123)  34,210
  Discontinued operations                           662      (8,571)       -
  Loss on disposal of Agri-Services
    segment, including operating losses
    during phase out period                           -     (16,489)  (4,326)
  Patrons' and other equity - accumulated
    comprehensive income - unrealized gain
    on marketable equity security                 4,518      (3,043)  (4,353)
                                                $ 1,072     (63,226)  25,531

   The provisions for income tax expense (benefit), principally
Federal, related to margins (loss) from continuing operations consist of the following:

                                                  1997        1998     1999
  Current expense (benefit)                     $(2,390)    (20,637)   23,750
  Deferred expense (benefit)                     (1,718)    (14,486)   10,460
                                                $(4,108)    (35,123)   34,210

   Gold Kist's combined federal and state effective tax rate from operations for 1997, 1998 and 1999 was (48)%, (38)% and 33%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 1997, 1998 and 1999 to margins (loss) from continuing before income taxes and minority interest for the applicable year follows:

                                                 1997       1998       1999
  Computed expected income tax expense
    (benefit)                                   $ 3,012   (32,256)    36,250
  Increase (decrease) in income tax
    expense (benefit) resulting from:
    Income tax litigation                        (5,207)        -          -
    Cash portion of nonqualified patronage
     refund                                           -         -       (792)
    Effect of state income taxes, net of
     Federal benefit                               (531)   (2,199)     1,274
    Nonqualified equity redemptions                (831)   (1,203)    (1,543)
    Employment credits                             (344)      (80)      (109)
    Other, net                                     (207)      615       (870)
                                                $(4,108)  (35,123)    34,210

                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 27, 1998 and June 26, 1999 are as follows:

                                                 1998     1999
  Deferred tax assets:
    Postretirement benefits                    $ 18,826  20,694
    Insurance accruals                            7,440  10,437
    Federal net operating loss carryforward      12,286       -
    Federal alternative minimum tax carryforward      -   1,408
    Bad debt reserves                             1,531   1,523
    State tax operating loss carryforwards        3,950   2,111
    Other                                         2,100   3,365
    Investment reserve                                -   5,698
    Discontinued operations                      21,188   3,708
     Total gross deferred tax assets             67,321  48,944
    Less valuation allowance                     (1,136)   (620)
     Total net deferred tax assets               66,185  48,324

  Deferred tax liabilities:
    Unrealized gain on marketable equity
     security                                   (14,592)(10,239)
    Accelerated depreciation                     (2,831) (4,229)
    Deferred compensation                        (3,622) (7,727)
     Total deferred tax liabilities             (21,045)(22,195)
     Net deferred tax assets                   $ 45,140  26,129

  The net change in the total valuation allowance for the years ended 1997, 1998 and 1999 was a decrease of $328, an increase of $58 and a decrease of $516, respectively. The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

   At June 26, 1999, Gold Kist has an alternative minimum tax carryforward for federal income tax purposes of $1.4 million, which is available to offset future federal taxes.

(8) Employee Benefits

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

  (b)  Medical and Life Insurance Plans

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


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

   The following table sets forth the plans' change in benefit obligation, change in plan assets and economic assumptions for the years ended June 27, 1998 and June 26, 1999.

                                                            Medical & Life
                                      Pension Benefits    Insurance Benefits
                                      1998       1999     1998         1999
Change in benefit obligation
Benefit obligation at beginning of
  year                               $116,670    140,983   53,161      59,612
Service cost                            4,484      4,953    2,917       3,181
Interest cost                           8,677      9,979    4,290       4,106
Contributions by plan participants          -          -      880         996
Actuarial (gains) and losses           22,379      7,105      617       4,188
Benefits paid (other than
  settlements)                        (12,803)    (5,885)  (2,253)     (2,443)
Plan amendments                         1,576          -        -           -
Divestitures, curtailments, or
  settlements                               -    (22,177)       -      (3,583)
Special termination benefits                -      1,372        -           -
Benefit obligation at end of year     140,983    136,330   59,612      66,057

Change in plan assets
Fair value of plan assets at
  beginning of year                   156,673    198,521        -           -
Actual return on plan assets           47,530     20,039        -           -
Contributions by employer               4,330      1,791    1,373       1,447
Contributions by plan participants          -          -      880         996
Benefits paid (other than settlements)(12,803)    (5,885)  (2,253)     (2,443)
Adjustments                             2,791          -        -           -
Settlements                                 -    (18,305)       -           -
Fair value of plan assets at end of
  year                                198,521    196,161        -           -

Funded status                          57,538     59,831  (59,612)    (66,057)
Unrecognized transition (asset)
  /obligation                          (5,970)    (4,027)       -           -
Unrecognized prior service cost         5,915      4,128      606         443
Unrecognized actuarial (gain)/loss    (34,743)   (24,691)   8,071       9,677
Prepaid expense/(accrued liability) $  22,740     35,241  (50,935)    (55,937)

Weighted-average assumptions as of
  year-end
Discount rate                            7.25%      7.25%    7.25%       7.25%
Expected return on plan assets           9.50       9.50        -           -
Rate of compensation increase            5.50       5.50        -           -

   The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 27, 1998 was 6%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 26, 1999 was 6.5%, declining ratably to 5% by the year 2003 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of June 26, 1999 by $7,429. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of June 26, 1999 by $6,144.

                                 GOLD KIST INC.
              Notes to Consolidated Financial Statements, Continued
                          (Dollar Amounts in Thousands)

                                                              Medical & Life
                                    Pension Benefits        Insurance Benefits
                                 1997     1998     1999   1997    1998     1999
Components of net periodic
  benefit cost
Service cost                  $  4,226    4,484    4,953  2,452   2,917    3,181
Interest cost                    8,006    8,677    9,979  3,508   4,290    4,106
Estimated return on plan assets(11,300) (12,619) (14,865)     -       -        -
Net amortization                  (691)    (347)     335     80     155      130
Net periodic benefit expense  $    241      195      402  6,040   7,362    7,417

   A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components as of June 26, 1999 by $1,060. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components as of June 26, 1999 by $861.

(9) Contingent Liabilities and Commitments

   Gold  Kist  is  a party to various legal and  administrative
proceedings,  all  of  which  management  believes   constitute
ordinary routine litigation incident to the business conducted by Gold Kist, or are not material in amount.

  Gold Kist is committed to purchase from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers (see note 11).

   Gold Kist received proceeds of $20.0 million, $5.0 million, $4.9 million and $10.2 million during 1993, 1994, 1995, and 1996, respectively, for collateralized loans sold with recourse to an insurance company, of which $6.3 million was outstanding at June 26, 1999. No gain or loss was recognized on the sale of these loans.

   Gold Kist is a guarantor of $65.0 million under a $75.0 million secured loan agreement between a commercial bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At June 26, 1999, the amounts outstanding under this facility were $68.9 million.

(10) Investments

  (a)  Marketable Equity Security

         At June 26, 1999, the Association's marketable equity security was carried at their fair value of $50.0 million, which represents a gross unrealized gain of $29.3 million. The 1999 gross unrealized gain, net of deferred taxes of $10.2 million, has been reflected as a separate component of patrons' and other equity.
     At June 27, 1998, the  Association's  marketable  equity
     securities were carried at  their  fair  value   of
     $62.4  million,  which  represents   a   gross unrealized
     gain  of  $41.7  million.   The  1998   gross unrealized
     gain, net of deferred taxes of $14.6 million, has been reflected as a separate component of patrons' and other
     equity.   At June 28, 1997, the  Association's marketable
     equity securities were carried at  their  fair value   of
     $71.1  million,  which  represents   a   gross unrealized
     gain  of  $50.4  million.   The  1997   gross unrealized
     gain, net of deferred income taxes of $17.7 million, has been reflected as a separate component of patrons' and other equity.

        Dividends of $595 thousand, $625 thousand and $656 thousand are included in miscellaneous, net for the years ended June 28, 1997, June 27, 1998 and June 26, 1999, respectively.

  (b)  Golden Peanut Company

        Gold Kist has a 33 1/3% interest in Golden Peanut Company and Subsidiaries, a partnership interest ("Golden Peanut Company"). Gold Kist's investment in the Golden Peanut Company amounted to $22.7 million and $19.7 million at June 27, 1998 and June 26, 1999, respectively. In 1997 and 1999, Gold Kist made additional


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

     investments of $1.2 million and $1.9 million, respectively. In 1998 and 1999, Gold Kist received distributions of $5.8 million and $5.1 million, respectively, from Golden Peanut Company. Golden Peanut Company has a $450.0 million commercial paper facility supported by seasonal backup lines of credit with various banks. At June 26, 1999, borrowings of $158.5 million were outstanding under the commercial paper facility.

      Summarized financial information of Golden Peanut Company is shown below:

             Condensed Consolidated Balance Sheets

                                                   1998        1999
     Current assets                               $182,013    221,699
     Property, plant and equipment, net and
       other noncurrent assets                      34,036     37,246
       Total assets                               $216,049    258,945
     Current liabilities                          $141,031    186,324
     Accrued postretirement benefit costs            6,383      7,230
     Long-term capital lease obligation                  -      4,000
     Other liabilities                                 530        511
     Partners' equity                               68,105     60,880
       Total liabilities and partners'
         equity                                   $216,049    258,945

                 Condensed Consolidated Statements of Operations

                                                   1997       1998      1999
     Net sales and other operating income         $426,122   425,076  431,430
     Costs and expenses                            408,702   411,971  429,050
       Net earnings                               $ 17,420    13,105    2,380


          In 1997 and 1998, Gold Kist received $2.1 million in rental income from Golden Peanut Company under an operating lease agreement for peanut shelling and procurement facilities. Beginning in 1999 through December 2006 annual rent payments to Gold Kist were reduced to $1.00. Gold Kist received procurement commissions, royalties and administrative service fees of $4.2 million, $2.5 million and $1.2 million in 1997, 1998 and 1999, respectively. In addition, Gold Kist purchased $2.3 million and $1.7 million of inventory from Golden Peanut Company in 1997 and 1998, respectively.

(11) Discontinued Operations

     The Company's Agri-Services segment purchased or manufactured feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, the Agri-Services segment was engaged in the processing, storage and marketing of cotton, served as a contract procurement agent for, and stored, farm commodities such as soybeans and grain. In May 1998, the Gold Kist Board of Directors adopted a plan to discontinue operations of the Agri-Services segment.

    In July 1998, Gold Kist entered into an Asset Purchase Agreement, pursuant to which the Company agreed to sell and assign the assets and certain of the liabilities of the Company's agricultural inputs businesses (see note 1). In August 1998, the Company entered into an agreement to sell or assign the cotton marketing operation's purchases and sales commitments for the 1998 cotton crop.

   Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase-out period, have been segregated from continuing operations and reported separately in the consolidated statements of operations and cash flows for 1997, 1998 and 1999. Net sales volume of the Agri-Services segment was $636.2 million, $720.0 million and $153.9 million, respectively, in 1997, 1998 and
1999.    The assets and liabilities of such operations at June
27, 1998 have


                        GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)


been reflected as a net current asset. Gold Kist has allocated interest expense to Agri-Services segment based upon net operating assets employed at interest rates that approximate market. Interest expense charged to the Agri-Services segment for 1997, 1998 and 1999 was $16.3 million, $20.8 million and $4.5 million, respectively.

    In October 1998, the Association completed the sale of assets of the Inputs business to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation assumed by Southern States. Also, the proceeds reflected a $10.0 million hold back deduction provided for in the asset purchase agreement.

    In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "Post-Closing Valuation") prepared pursuant to the terms of the purchase agreement. The Association subsequently objected to Southern States' Post-Closing Valuation principally with regard to the valuation of accounts and crop notes receivable. In order to resolve the post-closing valuation, the Association agreed in September 1999 to repurchase from Southern States approximately $34.5 million of accounts and crop notes receivable. The agreement will result in a final settlement payment to Southern States of approximately $21.2 million in September 1999.

    In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States is unable to market the securities to other purchasers. In March 1999, the Association agreed to extend its commitment to purchase the preferred securities until October 5, 1999. The preferred securities, if purchased, will carry an initial weighted average dividend rate of 7.8%. The Association will have no obligation to purchase the preferred securities if Southern States places with other purchasers similar capital and/or equity securities. To the extent Southern States places with other purchasers capital and/or equity securities similar to the preferred securities in an amount less than $100 million, the Association's commitment to purchase preferred securities shall be reduced correspondingly on a dollar-for-dollar basis. The Association has established a $100 million irrevocable direct pay letter of credit to secure its contingent obligation. There are no assurances that Southern States will be able to market such securities and relieve the Association of its commitment to purchase such securities. Gold Kist must hold any purchased preferred securities for a period of at least nine months from the purchase date. Upon expiration of that period, Gold Kist may give Southern States notice of its intention to sell the preferred securities. Upon the later of the expiration of a 120-day waiting period or the termination of a placement of the preferred securities or similar securities commenced by Southern States prior to the end of the waiting period, Gold Kist will be permitted to sell the preferred securities.

   In August 1999, Southern States notified the Company that it does not expect to place capital and/or equity securities with other purchasers by October 5, 1999. As a result, the Company anticipates purchasing the $100 million principal amount of preferred securities in October 1999 as required under the commitment.

(12) Acquisition of Minority Interest

    In January 1997, the Gold Kist Board of Directors adopted a resolution authorizing the Company's officers to negotiate with Golden Poultry Company, Inc. ("Golden Poultry") to pursue a transaction in which Gold Kist would acquire all of the shares of Golden Poultry's common stock not currently owned by Gold Kist. Gold Kist owned 10,901,802 shares or 75% of Golden Poultry's 14,628,435 outstanding shares. The negotiations were completed and an Agreement and Plan of Merger executed in April 1997 (the "Merger Agreement"), among Gold Kist, Golden Poultry Company, Inc., Agri International, Inc. and Golden Poultry Acquisition Corp.

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


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

          Not Applicable.


                           PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                   Years
                                                        Term     Served as
Name                Age       Office                   Expires   Director
                    (as of
                    8/30/99)
W. A. Smith              40   Director (District 1)    2001      6 months

Herbert A. Daniel, Jr.   47   Director (District 2)    2001      4

Fred K. Norris, Jr.*     71   Director (District 3)    2000      22

James E. Brady, Jr.*     62   Director (District 4)    1999      15

W. Kenneth Whitehead     55   Director (District 5)    1999      6

Dan Smalley*             50   Director (District 6)    1999      14

A. Jack Nally            56   Director (District 7)    2000      8

M. Michael Davis         48   Director (District 8)    2000      5

Phil Ogletree, Jr.       66   Director (District 9)    2001      22



*   Member of Board of Directors Executive Committee.  Mr.
Norris serves as Chairman of the Board of Directors, and Mr.
Smalley serves as Vice-Chairman of the Board.

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


The Executive Officers of Gold Kist are:

                                                  Years     Years
                                                  Served    Served
                                                  In that   with
Name           Age       Office                   Office    Gold Kist
               (as of                             (as of    (as of
               8/30/99)                           8/30/99)  8/30/99)
G. O. Coan*         63   Chief Executive Officer,      4    40
                          and Chairman of the
                         Management Executive
                         Committee
John Bekkers*       54   President and Chief           4    14
                         Operating Officer
M. A. Stimpert      55   Senior Vice President,        3    16
                         Planning and Administration
Stephen O. West     53   Chief Financial Officer and   1    19
                         Treasurer
J. David Dyson      52   General Counsel, Vice         1    19
                          President and Secretary
Paul G. Brower      60   Vice President                20   20
                          Corporate Relations
Jerry L. Stewart    59   Vice President                18   36
                         Marketing and Sales
Donald W. Mabe      45   Vice President                2    14
                         Operations
Marshall Smitherman 57   Vice President                1    20
                         Purchasing
John K. McLaughlin  61   Vice President Pork and       1    15
                         Aquaculture
Allen C. Merritt    53   Vice President, Science       1    27
                         and Technology
Michael F. Thrailkill 51 Vice President,               7    26
                         Information Services
W. F. Pohl, Jr.     49   Controller                    17   23


*Member of Management Executive Committee

     The officers serve for terms of one year and until their successors are elected by the Board of Directors.
     During the past five years the principal occupation of each of the above named executive officers, with exception of Michael A. Stimpert, Donald W. Mabe, and Marshall Smitherman, has been as an officer or employee of Gold Kist.
     Mr. Michael A. Stimpert was elected Senior Vice President, Planning and Administration, effective April 1, 1996. He previously served as Vice President from January 1, 1996 until election to his current position. From December 19, 1986 until January 1996, Mr. Stimpert served as Executive Vice President of Golden Peanut Company, a peanut processing and marketing company headquartered in Atlanta, Georgia. Mr. Stimpert was employed by Gold Kist Inc. from June 1974 until December 1986 in a variety of positions, including Group Vice President, Agricommodities Group and Group Vice President, AgriProducts Group.
     Mr. Donald W. Mabe was elected Vice President - Operations, Poultry Group, effective July 25, 1997. He previously served as President of Carolina Golden Products Company from January 1991 until election to his current position.
     Mr. Marshall Smitherman was elected Vice President, Purchasing Division, effective October 1998. He previously served as Vice President, Cotton Division from July 1997 until election to his current position and as Manager, Cotton Division from February 1995 until July 1997. From 1988, until rejoining the Association in 1995, he was a grain broker located in Atlanta, Georgia.

Item 11.  Executive Compensation.

     Summary Compensation Table. The following table sets forth information concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:


                                   Annual compensation
                                                            Other
                                                            annual    All other
                         Fiscal                             compensa- compensa-
                         year           Salary    Bonus     tion(1)   tion(2)
                         ended          ($)       ($)       ($)       ($)

G. O. Coan               June 26, 1999  $493,269  $525,000  $3,304    $8,203
 Chief Exec. Officer and June 27, 1998   475,000         0   2,211     9,786
 Chairman of the Manage- June 28, 1997   470,577    50,000   1,869    12,230
 ment Executive Committee

John Bekkers             June 26, 1999  $386,538  $450,000  $10,218   $5,253
 President and Chief     June 27, 1998   347,500         0    5,757    7,186
 Operating Officer       June 28, 1997   282,423    50,000    3,656    9,842

M. A. Stimpert           June 26, 1999  $230,577  $200,000  $9,041    $5,959
 Senior Vice President,  June 27, 1998   204,615         0   5,812     7,518
 Planning & Admin.       June 28, 1997   194,488    24,000   4,497    10,020

Jerry L. Stewart         June 26, 1999  $182,500  $175,000  $8,035    $5,710
 Vice President          June 27, 1998   182,231         0   4,767     7,270
 Marketing and Sales     June 28, 1997   174,981    29,000   3,434     9,353

Donald W. Mabe           June 26, 1999  $151,569  $168,000  $3,505    $2,082
 Vice President          June 27, 1998   132,233         0   2,267     3,018
 Operations              June 28, 1997   117,284     7,000   1,811     1,145


_______________________________
(1)The amounts shown for the fiscal years ended June 26, 1999 and June 27, 1998 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2)The amounts set forth include the following amounts that were contributed by the Association for fiscal years 1999, 1998 and 1997 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan, a qualified defined contribution plan (401(K)): Mr. Coan - $960, $2,400, and $4,750 respectively, Mr. Bekkers - $975, $2,814, and $5,404 respectively; Mr. Stimpert - $1,065, $2,450, and $4,804 respectively; Mr. Stewart - $960,
  $2,422, and $4,439 respectively; and Mr. Mabe $909, $1,857, and $0 respectively. In addition, the amounts set forth include for fiscal years 1997, 1998 and 1999, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,480, $7,386 and $7,243 respectively; Mr. Bekkers - $4,438, $4,372 and $4,278 respectively; Mr. Stimpert - $5,216, $5,068 and $4,894 respectively; Mr. Stewart - $4,914, $4,848 and $4,750 respectively; and Mr. Mabe $1,145, $1,161 and $1,173 respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.

Retirement Plans. Gold Kist maintains two noncontributory retirement plans, one for salaried employees and the other for hourly employees, which together cover substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provides a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, will equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provides a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement is permitted after age 55 at reduced benefit levels. The plans contain a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vest after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 is $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1998, the Association made a contribution of $191,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1998. Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:


                    Estimated Annual Benefits For Years of Service Indicated

Remuneration        10 Years  15 Years  20 Years  25 Years  30 Years
                                                            or More
$ 30,000            $7,500    $11,250   $15,000   $18,750   $22,500
$100,000            15,000     22,500    30,000    37,500    45,000
$150,000            22,500     33,750    45,000    56,250    67,500


     For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

    The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1998, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Coan (30); Mr. Bekkers (14); Mr. Stimpert (25); Mr. Stewart (30); and Mr. Mabe (14).

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

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 26, 1999: Mr. Coan - $309,226; Mr. Bekkers - $172,905;
and Mr. Stimpert - $151,256.

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


The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being
15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 26, 1999, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

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

   Compensation Committee Interlocks and Insider
Participation. Directors Fred K. Norris, Jr., Dan Smalley, and James E. Brady, Jr. serve as members of the Association's
Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

   Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 26, 1999, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and
Properties) -- Patronage Refunds.



                            PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


       (a)1.  Index to Consolidated Financial Statements

          Consolidated Financial Statements:

             Independent Auditors' Reports
             Consolidated Balance Sheets--June 27, 1998 and
             June 26, 1999
             Consolidated Statements of Operations-Years
             Ended June 28, 1997, June 27, 1998 and June 26, 1999
             Consolidated Statements of Patrons' and Other Equity-and Comprehensive Income (Loss) Years
             Ended June 28, 1997, June 27, 1998 and June 26,
             1999
             Consolidated Statements of Cash Flows-Years
             ended June 28, 1997, June 27, 1998 and June 26,
             1999
             Notes to Consolidated Financial Statements

       (a)2. Financial Statement Schedules:

             Gold Kist Inc.

             Financial Statement Schedule:

             II.  Valuation Reserves--Years Ended June 28, 1997
                  June 27, 1998 and June 26, 1999



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

Deducted in the consolidated
balance sheets from the asset
to which it applies:

Allowance for doubtful accounts:
 June 28, 1997            $1,576          336       -        486 (A)     1,426

 June 27, 1998             1,426        1,975       -        288 (A)     3,113

 June 26, 1999             3,113          786       -        638 (A)     3,261

   (A)  Represents accounts written off.


Allowance for deferred tax
 assets valuation:

 June 28, 1997            $1,406            -       -        328 (C)     1,078

 June 27, 1998             1,078           58 (B)   -          -         1,136

 June 26, 1999             1,136            -       -        516 (C)       620


   (B) Represents establishment of allowance for net operating loss deductions not available for state income tax purposes.

   (C)  Represents estimate of net operating loss deductions that are realizable.


a)3.  Exhibits - Index of Exhibits

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

B-4(h)    Agreement to furnish copies        Registration filed on    Exhibit 4(h)
          of constituent instruments         Form S-1 (Registration
          defining the rights of the         No. 2-59958)
          holders of certain industrial
          revenue bonds

B-4(i)(1) Multiple Advance Term Loan
          Supplement with CoBank, ACB
          dated as of September 1, 1997

B-4(i)(2) Note Agreement with the            Registration filed on    Exhibit 4(l)(6)
          Prudential Insurance Company       Form S-2 (Registration
          of America, dated as of            No. 33-42900)
          June 3, 1991

B-4(i)(3) Amendment dated as of June 26,     Registration filed on    Exhibit 4(l)(7)
          1992, to Note Agreement with       Form S-2 (Registration
          the Prudential Insurance Company   No. 33-52268)
          of America

B-4(i)(4) Amendment dated July 14, 1993,     Registration filed on    Exhibit 4(l)(8)
          to Note Agreement with the         Form S-2 (Registration
          Prudential Insurance Company of    No. 33-69204)
          America

B-4(i)(5) Note Purchase and Private Shelf    Registration filed on    Exhibit 4(j)(9)
          Agreement, dated as of February    Form S-2
          11, 1997, with the Prudential      (Registration No. 333-36291)
          Insurance Company of America

B-4(i)(6) Amendment dated May 13, 1997       Registration filed on    Exhibit 4(j)(10)
          to Note Agreement dated            Form S-2
          as of June 3, 1991 with the        (Registration No. 333-36291)
          Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of America

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

B-10(i)(1)Credit Agreement dated as of       Annual Report on Form    Exhibit B-10(i)
          August 4, 1998, with various       10-K for the Fiscal Year
          banks and lending institutions,    ended June 27, 1998
          as lendors, and Cooperatieve
          Centrale Raiffeisen-Boerenleen
          Bank B.A., New York Branch, as agent

B-10(i)(2)First Amendment dated as of
          September 30, 1998, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(i)(3)Second Amendment dated as of
          October 13, 1998, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(i)(4)Third Amendment dated as of
          December 3, 1998, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(i)(5)Fourth Amendment dated as of
          April 30, 1999, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(j)   Asset Purchase Agreement dated     Report filed on Form     Exhibit 10(k)
          as of July 23, 1998, between       8-K dated as of
          Southern States Cooperative,       July 23, 1998
          Incorporated and Gold Kist Inc.

B-10(k)(1)Commitment Letter for Purchase of Securities dated October 13, 1998 between Southern States Cooperative,
          Incorporated and Gold Kist Inc.

B-10(k)(2)Amendment dated March 25, 1999 to
          Commitment Letter for Purchase of
          Securities between Southern States
          Cooperative, Incorporated and
          Gold Kist Inc.

B-21      Subsidiaries of the Registrant     Annual Report on Form    Exhibit B-21
          10-K for the Fiscal Year
          ended June 27, 1998

B-27      Financial Data Schedule


_________________________________
*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b) Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 26, 1999.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date:  September 21, 1999    By:/s/ G. O. Coan
                            G.   O. Coan, Chief Executive
                             Officer
                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                              DATE


/s/ G. O. Coan           Chief Executive Officer            September 21, 1999
G. O. COAN               (Principal Executive Officer)

/s/ Stephen O. West      Chief Financial Officer            September 21, 1999
STEPHEN O. WEST          (Principal Financial Officer)

/s/ W. F. Pohl, Jr.      Controller (Principal              September 21, 1999
W. F. POHL, JR.          Accounting Officer)

/s/ Fred K. Norris, Jr.       Director                      September 21, 1999
FRED K. NORRIS, JR.

/s/ Dan Smalley               Director                      September 21, 1999
DAN SMALLEY

/s/ James E. Brady, Jr.       Director                      September 21, 1999
JAMES E. BRADY, JR.

/s/ Phil Ogletree, Jr.        Director                      September 21, 1999
PHIL OGLETREE, JR.

/s/ A. Jack Nally             Director                      September 21, 1999
A. JACK NALLY

/s/ W. Kenneth Whitehead      Director                      September 21, 1999
W. KENNETH WHITEHEAD

/s/H. Michael Davis           Director                      September 21, 1999
H. MICHAEL DAVIS

/s/ Herbert A. Daniel, Jr.    Director                      September 21, 1999
HERBERT A. DANIEL, JR.

/s/ W. A. Smith               Director                      September 21, 1999
W. A. SMITH

                                  Index to Exhibits

                                                            Sequentially
Exhibit                                                     Numbered
Number                  Description                         Page

B-4(i)(1)          Multiple Advance Term Loan
                   Supplement with CoBank, ACB
                   dated as of September 1, 1997

B-10(i)(2)         First Amendment dated as of
                   September 30, 1998, to
                   Credit Agreement dated as of
                   August 4, 1998, with various banks
                   and lending institutions, as lenders,
                   and Cooperatieve Centrale Raiffeisen-
                   Boerenleen Bank B.A., New York
                   Branch, as agent

B-10(i)(3)         Second Amendment dated as of
                   October 13, 1998, to
                   Credit Agreement dated as of
                   August 4, 1998, with various banks
                   and lending institutions, as lendors,
                   and Cooperatieve Centrale Raiffeisen-
                   Boerenleen Bank B.A., New York
                   Branch, as agent

B-10(i)(4)         Third Amendment dated as of
                   December 3, 1998, to
                   Credit Agreement dated as of
                   August 4, 1998, with various banks
                   and lending institutions, as lendors,
                   and Cooperatieve Centrale Raiffeisen-
                   Boerenleen Bank B.A., New York
                   Branch, as agent

B-10(i)(5)         Fourth Amendment dated as of
                   April 30, 1999, to
                   Credit Agreement dated as of
                   August 4, 1998, with various banks
                   and lending institutions, as lendors,
                   and Cooperatieve Centrale Raiffeisen-
                   Boerenleen Bank B.A., New York
                   Branch, as agent

B-10(k)(1)         Commitment Letter for Purchase
                   of Securities dated October 13, 1998
                   between Southern States Cooperative,
                   Incorporated and Gold Kist Inc.

B-10(k)(2)         Amendment dated March 25, 1999 to
                   Commitment Letter for Purchase of
                   Securities between Southern States
                   Cooperative, Incorporated and
                   Gold Kist Inc.

B-27               Financial Data Schedule