Form 10-Q
period 1999-09-25
GOLD KIST INC
filed 1999-11-09
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 25, 1999

                              OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission File Number:   2-62681


                         GOLD KIST INC
     (Exact name of registrant as specified in its charter)



     GEORGIA                                  58-0255560
(State or other jurisdiction of            (I.R.S. Employer
 incorporation  or  organization)           Identification No.)



244 Perimeter Center Parkway, N.E., Atlanta, Georgia   30346
(Address of principal executive offices)             (Zip Code)




(Registrant's telephone number, including area code)(770) 393-
5000


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

                                      Yes  X       No


                        GOLD KIST INC.


                             INDEX


                                                   Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 25, 1999 and June 26, 1999     1

           Consolidated Statements of Operations
             Three Months Ended September 25, 1999
             and September 26, 1998                   2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 25, 1999
             and September 26, 1998                   3

           Notes to Consolidated Financial
             Statements                             4 - 5

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                              6 - 10

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K          11



                                                                  Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                  Sept. 25,        June 26,
                                                    1999             1999
          ASSETS
Current assets:
   Cash and cash equivalents                      $ 13,445           20,810
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $3,271 at
     Sept. 25, 1999 and $3,261
     at June 26, 1999                              112,763          109,060
   Inventories (note 3)                            184,713          182,799
   Deferred income taxes                            17,842           17,842
   Other current assets                             41,247           28,999
       Total current assets                        370,010          359,510
Investments                                         98,359          106,199
Property, plant and equipment, net                 242,353          248,016
Other assets                                        87,831           87,499
                                                  $798,553          801,224

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings                        $ 68,085           58,085
     Subordinated loan certificates                  1,881           10,095
     Current maturities of long-term debt           16,688           16,820
                                                    86,654           85,000
   Accounts payable                                 94,828           95,985
   Accrued compensation and related expenses        29,512           36,165
   Other current liabilities                        28,024           42,212
       Total current liabilities                   239,018          259,362
Long-term debt, excluding current maturities       203,672          186,913
Accrued postretirement benefit costs                54,632           53,432
Other liabilities                                   22,677           22,150
       Total liabilities                           519,999          521,857
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 31 at
     Sept. 25, 1999 and June 26, 1999                   31               31
   Patronage reserves                              205,158          204,080
   Unrealized gain on marketable equity
    security (net of deferred income taxes
    of $7,454 at Sept. 25, 1999 and $10,238
    at June 26, 1999)                               13,844           19,015
   Retained earnings                                59,521           56,241
       Total patrons' and other equity             278,554          279,367
Contingencies (note 5)
                                                  $798,553          801,224

        See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 2



                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              Three Months Ended
                                          Sept. 25,       Sept. 26,
                                            1999            1998
  Net sales volume                         $430,815        480,855
  Cost of sales                             397,042        395,733
    Gross margins                            33,773         85,122
  Distribution, administrative and
    general expenses                         19,716         22,593
    Net operating margins                    14,057         62,529
  Other income (deductions):
    Interest income                             464            645
    Interest expense                         (6,585)        (9,512)
    Equity in earnings (loss) of
      partnership (note 4)                   (1,054)         1,193
    Miscellaneous, net                        1,371          1,174
      Total other deductions                 (5,804)        (6,500)
    Margins before income taxes               8,253         56,029
  Income taxes                                2,818         20,199
    Net margins                            $  5,435         35,830


  See Accompanying Notes to Consolidated Financial Statements.

                                                               Page 3
                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)

                                                    Three Months Ended
                                                   Sept. 25,   Sept. 26,
                                                     1999        1998
Cash flows from operating activities:
  Net margins                                      $  5,435      35,830
  Non-cash items included in net margins:
    Depreciation and amortization                    10,561       9,996
    Equity in (earnings) loss of partnership          1,054      (1,193)
    Deferred income tax expense                         595      20,344
    Other                                             1,802      (2,909)
  Changes in operating assets and liabilities:
    Receivables                                      (3,703)    (16,408)
    Inventories                                      (1,914)     10,225
    Other current assets                              4,500     (13,125)
    Accounts payable and accrued expenses           (13,015)      9,172
Net cash provided by (used in) operating
 activities of continuing operations                  5,315      51,932
Net cash provided by operating activities of
 discontinued operations                                  -      28,707
Net cash provided by operating activities             5,315      80,639
Cash flows from investing activities:
 Acquisitions of property, plant and equipment       (4,342)     (7,953)
 Other                                                   56       3,500
Net cash used in investing activities of
 continuing operations                               (4,286)     (4,453)
Net cash used in investing activities of
 discontinued operations - Repurchase of
 accounts and crop notes receivable                 (25,730)          -
Net cash used in investing activities               (30,016)     (4,453)
Cash flows from financing activities:
 Short-term borrowings (repayments), net              1,785    (114,159)
 Proceeds from long-term debt`                       20,000      79,897
 Principal payments of long-term debt                (3,372)    (28,766)
 Patronage refunds and other equity paid in cash     (1,077)     (1,093)
Net cash provided by (used in) financing activities  17,336     (64,121)
Net change in cash and cash equivalents              (7,365)     12,065
Cash and cash equivalents at beginning of period     20,810      11,789
Cash and cash equivalents at end of period         $ 13,445      23,854
Supplemental disclosure of cash flow data:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)          $  5,620      15,623
    Income taxes                                   $    155           -


       See Accompanying Notes to Consolidated Financial Statements.


                                                       Page 4
                        GOLD KIST INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands)
                          (Unaudited)


 1.  The  accompanying  unaudited  consolidated   financial
     statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 12 through 18 and pages 22 through 37, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 26, 1999.

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

 3.   Inventories consist of the following:

                                     Sept. 25, 1999    June 26, 1999
        Live poultry and hogs           $ 93,887            93,999
        Marketable products               57,215            56,097
        Raw materials and supplies        33,611            32,703
                                        $184,713           182,799

 4.  Gold Kist has a 33% interest in Golden Peanut Company, a
     Georgia general partnership. Gold Kist's investment in the partnership was $18.6 million at September 25, 1999 and $19.7 million at June 26, 1999.

     Summarized operating statement information of Golden Peanut
     Company is shown below:

                                                Three Months Ended
                                           Sept. 30,         Sept. 30,
                                             1999              1998
  Net sales and other operating
      income                                $82,954            94,049
  Costs and expenses                         85,502            90,471
      Net earnings (loss)                   $(2,548)            3,578

                                                       Page 5


5. In October 1998, the Association completed the sale of assets of the Inputs business to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation assumed by Southern States. Also, the proceeds reflected a $10.0 million hold back deduction provided for in the asset purchase agreement. In order to resolve the post-closing valuation process, the Association agreed in September 1999 to repurchase from Southern States approximately $25.7 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999.

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry an initial weighted average dividend rate of 7.8%. To the extent Southern States places with other purchasers capital and/or equity securities similar to the preferred securities in an amount less than $100 million, the preferred securities owned by the Association shall be reduced correspondingly on a dollar-for-dollar basis. Gold Kist must hold the preferred securities for a period of at least nine months from the purchase date. Upon expiration of that period, Gold Kist may give Southern States notice of its intention to sell the preferred securities. Upon the later of the expiration of a 120-day waiting period or the termination of a placement of the preferred securities or similar securities commenced by Southern States prior to the end of the waiting period, Gold Kist will be permitted to sell the preferred securities.

6.   Effective June 28, 1998, the Association adopted SFAS No.
     130,  "Reporting Comprehensive Income."   This  statement
     establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods. For the three month period ended September 25, 1999, the Association's consolidated comprehensive income was $264 thousand. For the three month
     period   ended  September  26,  1998,  the  Association's
     consolidated comprehensive income was $31.5 million. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net margins, as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

For the three month period ended September 25, 1999, net sales volume declined 10.4% to $430.8 million from $480.9 million in the comparable period last year. The decrease in net sales volume was due primarily to a 12.3% decrease in average poultry selling prices. The decline in sales prices is a result of an increase in poultry production within the industry and the weakness in export markets due to the poor economic conditions in Russia. Also, large supplies of competing meats (pork and beef) have contributed to the decline in market prices for chicken. The impact of the decline in sales prices on net sales volume was partially offset by an increase in pounds of chicken sold. In response to these market conditions, the Association announced a five percent reduction in its production of live broilers in October 1999.

Net Operating Margins

The Association had net operating margins of $14.1 million for the quarter ended September 25, 1999 as compared to $62.5 million in the comparable period last year. The decline in operating margins was due primarily to the decrease in poultry market prices discussed above. The impact of the decrease in broiler sales prices on net operating margins was partially offset by lower feed ingredient costs. Feed ingredient costs for the quarter ended September 25, 1999 declined 13% as compared to the quarter ending September 26, 1998. Low feed ingredient prices reflect the continuation of weak U.S. grain exports and favorable grain harvests the past three years. The decrease in distribution, administrative and general expenses for the three months ended September 25, 1999 reflected the decrease in incentive compensation expenses related to the decline in net margins.

Other Income (Deductions)

Interest  expense  was  $6.6 million  for  the  quarter  ended
September  25,  1999   as compared to  $9.5  million  for  the
comparable period last year. The decrease in interest expense was principally due to lower average borrowings.

Equity in loss of partnership of approximately $1.1 million represented the Association's pro rata share of Golden Peanut Company's loss for the quarter ended September 30, 1999 in accordance with the partnership agreement. This compared to a $1.2 million pro rata share of the partnership's earnings for the same quarter a year ago. The partnership's loss for the quarter ended September 30, 1999 reflected litigation related expense accruals.

Miscellaneous, net was $1.4 million for the three months ended September 25, 1999 as compared to $1.2 million for the same period last year. For the quarter ended September 25, 1999, miscellaneous, net included a $669,000 gain from the Association's ownership interest in a peanut processing and marketing company as compared to a $353,000 gain for the quarter ended September 26, 1998.

For the three months ended September 25, 1999 and September 26, 1998, the Association's combined federal and state effective income tax rates were 34% and 36%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. The Company has a $250 million secured committed credit facility with seven commercial banks. The facility includes a three-year $125 million revolving credit commitment and a $125 million 364-day line of credit commitment. As of September 25, 1999, outstanding borrowings under the revolving credit and the 364-day line-of-credit commitments were $20 million and $10 million, respectively.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1 and the ratio of total funded debt to total capitalization not to exceed 65%. Also, the terms require a minimum tangible net worth of approximately $275.1 million, which is adjusted quarterly based upon net margins. At September 25, 1999, the Association's current ratio, ratio of total funded debt to capitalization and tangible net worth, determined under the loan agreements, were 1.55:1, 53% and $278.6 million, respectively. The terms of the $250 million credit facility require specific quarterly fixed charge coverage ratios during fiscal 2000 and a fixed charge ratio for fiscal 2000 of 175%. In addition, the terms place a limitation on capital expenditures, equity distribution, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and options contracts. At September 25, 1999, the Association was in compliance with the agreements.

Working capital and patrons equity were $131.0 million and $278.6 million, respectively, at September 25, 1999 as compared to $100.1 million and $279.4 million, respectively, at June 26, 1999. The increase in working capital reflected the repurchase of accounts and crop notes receivable from Southern States. The decline in patrons equity at September 25, 1999, as compared to June 26, 1999, reflected the $5.2 million unrealized holding loss on a marketable equity security and equity redemptions of $1.1 million. Net cash used in operating activities reflected modest increases in marketable products and raw material inventories and receivables, as well as, lower accrued compensation and related liabilities. Existing cash balances and additional short-term and long-term borrowings were used to repurchase accounts and crop notes receivable, fund acquisitions of property, plant and equipment and redeem subordinated loan certificates.

In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond, a lease obligation assumed by Southern States and a $10.0 million hold back deduction provided for in the asset purchase agreement. In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "post-closing valuation") prepared pursuant to the terms of the purchase agreement. The Association subsequently objected to Southern States' post-closing valuation principally with regard to the valuation of accounts and crop notes receivable. In order to resolve the post-closing valuation, the Association agreed in September 1999 to repurchase from Southern States approximately $25.7 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999.

In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased the $100 million principal amount of preferred securities as required under the commitment. The Association used its revolving credit facility to fund the purchase of the preferred securities. Gold Kist must hold the securities for a period of at least nine months from the purchase date.

The Association plans capital expenditures of approximately $59.0 million in 2000 that primarily include expenditures for expansion and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 1999 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 2000, management expects cash expenditures to approximate $7.0 million for patronage refunds and equity distributions less insurance proceeds. The Association believes cash on hand and cash equivalents at September 25, 1999 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 2000.

Year 2000 Disclosure Statement

The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the Association's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association has completed its identification of information technology systems that are not year 2000 compliant and is in the process of implementing a comprehensive initiative to make its information technology systems ("IT" systems) and its non-information technology systems ("non-IT"
systems), including embedded microprocessors in equipment, refrigeration systems, feed mills, hatcheries and environmental controls, year 2000 compliant. The initiative covers the following three phases: (1) identification of all IT and non-IT systems and an assessment of repair requirements, (2) repair of the identified IT and non-IT systems, and (3) testing of the IT and non-IT systems repaired to determine correct manipulation of dates and date-related data. As of September 1, 1999, the Association has completed phase (1) of its initiative and substantially completed phase
(2). The Association is scheduled to complete phase (2) by the end of November 1999. The Association expects the final testing phase to be complete by the end of November 1999. The Association believes that it has allocated sufficient resources to resolve all significant year 2000 issues in the above time frame.

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

Because the Association has not completed the testing phase of its initiative, and, accordingly, has not fully assessed its risks from potential year 2000 failures, the Association has not yet fully developed year 2000 specific contingency plans. These plans will be developed as appropriate, if the results of testing identify a material business function that is substantially at risk. The Association expects to complete a contingency plan by the end of November 1999.

Important Considerations Related to Forward-Looking Statements

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

Future Accounting Requirements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Association's 2001 consolidated financial statements. If the Association were to adopt the new Statement as of September 25, 1999, the effect of adoption would not be significant to the financial statements.

                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                 Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         September 25, 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLD KIST INC.
                                         (Registrant)

Date    November 9, 1999
                                        Gaylord O. Coan
                                    Chief Executive Officer
                                 (Principal Executive Officer)

Date    November 9, 1999
                                      Walter F. Pohl, Jr.
                                          Controller
                                 (Principal Accounting Officer)


                                                      Page 11


                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 27                Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
        September 25, 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLD KIST INC.
                                         (Registrant)

Date      November 9, 1999           /s/ Gaylord O. Coan
                                         Gaylord O. Coan
                                    Chief Executive Officer
                                (Principal Executive Officer)



Date      November 9, 1999          /s/ Walter F. Pohl, Jr.
                                        Walter F. Pohl, Jr.
                                            Controller
                                (Principal Accounting Officer)