Form 10-Q
period 1999-12-31
GOLD KIST INC
filed 2000-02-14
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended December 31, 1999

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

                                   Yes    X      No



                        GOLD KIST INC.


                             INDEX


                                                      Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             December 31, 1999 and June 26, 1999          1

           Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 31, 1999 and December 26, 1998      2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 31, 1999
             and December 26, 1998                        3

           Notes to Consolidated Financial
             Statements                                 4 - 6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                  7 - 11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K               12


                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                  Dec. 31,         June 26,
                                                    1999             1999
          ASSETS
Current assets:
   Cash and cash equivalents                      $  9,992          20,810
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $3,269 at
     Dec. 31, 1999 and $3,261
     at June 26, 1999                              112,962         109,060
   Inventories (note 3)                            185,138         182,799
   Deferred income taxes                            18,585          17,842
   Other current assets                             22,661          28,999
       Total current assets                        349,338         359,510
Investments          (note 4)                      180,234         106,199
Property, plant and equipment, net                 238,168         248,016
Other assets                                        91,035          87,499
                                                  $858,775         801,224

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings                        $ 85,010          58,085
     Subordinated loan certificates                    184          10,095
     Current maturities of long-term debt           16,399          16,820
                                                   101,593          85,000
   Accounts payable                                 84,192          95,985
   Accrued compensation and related expenses        23,824          36,165
   Other current liabilities                        32,036          42,212
       Total current liabilities                   241,645         259,362
Long-term debt, excluding current maturities       279,363         186,913
Accrued postretirement benefit costs                55,832          53,432
Other liabilities                                    5,628          22,150
       Total liabilities                           582,468         521,857
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 31 at
     Dec. 31, 1999 and June 26, 1999                    31              31
   Patronage reserves                              207,081         204,080
   Accumulated other comprehensive income -
     unrealized gain on marketable equity
     security (note 4)                              14,127          19,015
   Retained earnings                                55,068          56,241
       Total patrons' and other equity             276,307         279,367
                                                  $858,775         801,224



       See Accompanying Notes to Consolidated Financial Statements.


                                                                   Page 2


                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in Thousands)
                                (Unaudited)

                                Three Months Ended      Six Months Ended
                                Dec. 31,   Dec. 26,    Dec. 31,   Dec. 26,
                                  1999       1998        1999       1998
                               (14  Weeks) (13 Weeks) (27 Weeks) (26 Weeks)
Net sales volume                 $444,520   434,282     875,335   915,137
Cost  of  sales                   422,654   378,766     819,696   774,499
Gross margins                      21,866    55,516      55,639   140,638
Distribution, administrative
 and general expenses              21,232    19,103      40,948    41,696
 Net operating margins                634    36,413      14,691    98,942
Other income (deductions):
 Interest income                    3,152       410       3,616     1,055
 Interest expense                  (8,613)   (3,941)    (15,198)  (13,453)
 Equity in earnings (loss) of
   partnership (note 4)            (1,335)      693      (2,389)    1,886
 Miscellaneous, net                 3,644       926       5,015     2,100
   Total other deductions          (3,152)   (1,912)     (8,956)   (8,412)
 Margins (loss) before income
   taxes                           (2,518)   34,501       5,735    90,530
Income tax expense (benefit)         (868)   11,606       1,950    31,805
 Net margins (loss)              $ (1,650)   22,895       3,785    58,725




       See Accompanying Notes to Consolidated Financial Statements.


                                                              Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                                    Six  Months Ended
                                                   Dec. 31,    Dec. 26,
                                                     1999        1998
                                                   (27 Weeks) (26 Weeks)
Cash flows from operating activities:
  Net margins                                      $  3,785      58,725
  Non-cash items included in net margins:
    Depreciation and amortization                    21,250      20,175
    Equity in (earnings) loss of partnership          2,389      (1,886)
    Deferred income tax expense (benefit)            (2,362)     29,366
    Other                                              (219)       (921)
  Changes in operating assets and liabilities:
    Receivables                                      (3,902)        683
    Inventories                                      (2,339)       (264)
    Other current assets                             23,798       2,401
    Accounts payable, accrued and other expenses    (24,986)     13,622
Net cash provided by operating activities of
 continuing operations                               17,414     121,901
Net cash provided by operating activities of
 discontinued operations                                  -      16,820
Net cash provided by operating activities            17,414     138,721
Cash flows from investing activities:
 Acquisitions of investments                        (98,600)          -
 Acquisitions of property, plant and equipment      (10,003)    (17,681)
 Other                                                   67       9,759
Net cash used in investing activities of
 continuing operations                             (108,536)     (7,922)
Net cash used in investing activities of
 discontinued operations:
 Repurchase of accounts and crop notes receivable   (25,730)          -
 Proceeds from sale of the Agri-Services segment          -     218,313
Net cash used in investing activities              (134,266)    210,391
Cash flows from financing activities:
 Short-term borrowings (repayments), net             17,015    (150,812)
 Proceeds from long-term debt                       125,000      83,891
 Principal repayments of long-term debt             (32,971)   (282,950)
 Patronage refunds and other equity paid in cash     (3,010)     (2,017)
Net cash provided by (used in) financing activities 106,034    (351,888)
Net change in cash and cash equivalents             (10,818)     (2,776)
Cash and cash equivalents at beginning of period     20,810      11,789
Cash and cash equivalents at end of period         $  9,992       9,013
Supplemental disclosure of cash flow data:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)          $  16,119     22,500
    Income taxes                                   $   1,573          -



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

     The Association employs a 52/53 week fiscal year. Fiscal 2000 will be a 53 week year. As a result, the Association's quarter ended December 31, 1999 included 14 weeks, while the quarter ended December 26, 1998 had 13 weeks. Accordingly, the six months ended December 31, 1999 included 27 weeks, while the six months ended December 26, 1998 had 26 weeks.

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

 3.     Inventories consist of the following:

                                     Dec. 31, 1999      June 26, 1999
        Live poultry and hogs           $ 90,729            93,999
        Marketable products               58,062            56,097
        Raw materials and supplies        36,347            32,703
                                        $185,138           182,799

 4. (a) At December 31, 1999, the Association's marketable equity security was carried at its fair value of $42.5 million, which includes an unrealized gain of $21.7 million.
     At December  31,  1999,  the  unrealized gain,  net   of
     deferred taxes of $7.6 million, has been reflected as  a
     separate  component of patrons' and  other  equity.   At
     June 26, 1999, the Association's marketable equity security was carried at its fair value of $50.0 million, which includes an unrealized gain of $29.3 million. At June 26, 1999, the unrealized gain, net of deferred taxes of $10.2 million, has been reflected as a separate component of patrons' and other equity.


                                                       Page 5

     (b)Gold Kist has a 33% interest in Golden Peanut Company, a Georgia general partnership. Gold Kist's investment in the partnership was $17.3 million at December 31, 1999 and $19.7 million at June 26, 1999.

     Summarized operating statement information of Golden
     Peanut Company is shown below:

                                Three Months Ended     Six Months Ended
                               Dec.  31,   Dec. 26,   Dec.  31,  Dec. 26,
                                 1999        1998       1999       1998
      Net sales and other
         operating income       $96,540    116,266     179,494   210,315
      Costs and expenses         99,789    114,187     185,291   204,657
         Net earnings (loss)    $(3,249)     2,079      (5,797)    5,658

5. In October 1998, the Association completed the sale of assets of the Inputs business to Southern States Cooperative, Inc. (Southern States). Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond and a lease obligation assumed by Southern States. Also, the proceeds reflected a $10.0 million hold back deduction provided for in the asset purchase agreement. In order to resolve the post-closing valuation process, the Association agreed in September 1999 to repurchase from Southern States approximately $25.7 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to
     Southern   States  of  approximately  $21.2  million   in
     September 1999.

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry an initial weighted average dividend rate of 7.8%. To the extent Southern States places with other purchasers capital and/or equity securities similar to the preferred securities in an amount less than $100 million, the preferred securities owned by the Association shall be reduced correspondingly on a dollar-for-dollar basis. If not repurchased, Gold Kist must hold the preferred securities for a period of at least nine months from the purchase date. Upon expiration of that period, Gold Kist may give Southern States notice of its intention to sell the preferred securities. Upon the later of the expiration of a 120-day waiting period or the termination of a placement of the preferred securities or similar securities commenced by Southern States prior to the end of the waiting period, Gold Kist will be permitted to sell the preferred securities to third parties.

6.   Effective June 28, 1998, the Association adopted SFAS No.
     130, "Reporting Comprehensive  Income."   This  statement
     establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things that an enterprise report a total for comprehensive income in condensed financial statements of interim periods. For the three month


                                                      Page 6


     periods ended December 31, 1999 and December 26, 1998, the Association's consolidated comprehensive (loss) income was $(1.4) million and $24.2 million, respectively. For the six month periods ended December 31, 1999 and
     December 26,   1998,   the   Association's   consolidated
     comprehensive (loss) income was $(1.1) million and $55.8 million, respectively. The difference between consolidated comprehensive (loss) income, as disclosed here, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

                                                           Page 7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Association's accounting cycle resulted in 14 weeks and 27 weeks of operations, respectively, in the three and six month periods ended December 31, 1999 as compared to 13 weeks and 26 weeks of operations, respectively, in the three and six month periods ended December 26, 1998.

Net Sales Volume

Gold Kist net sales volume of $444.5 million for the three months ended December 31, 1999 increased 2.4% or $10.2 million as compared to the three months ended December 26, 1998. Average poultry selling prices declined approximately 9.7% for the three months ended December 31, 1999 as compared to the three months ended December 26, 1998. Pounds processed and marketed for the three months ended December 31, 1999 increased approximately 12.0% as compared to the three months ended December 26, 1998. Net sales volume of $875.3 million for the six months ended December 31, 1999 decreased 4.4% or $39.8 million as compared to the six months ended December 26, 1998. The net sales volume decrease for the six months ended December 31, 1999 was primarily the result of a 11.1% decrease in average selling prices, which was partially offset by a 8.3% increase in pounds of poultry sold. Management believes the decline in sales prices is a result of an increase in industry poultry production and the weakness in export markets due to the poor economic conditions in Russia. Also, large supplies of competing meats (pork and beef) have contributed to the decline in market prices for chicken. In response to these market conditions, the Association reduced its production of live broilers by approximately 6% during the quarter ended December 31, 1999.

Net Operating Margins

The Association had net operating margins of $634 thousand for the three months ended December 31, 1999 as compared to net operating margins of $36.4 million for the three months ended December 26, 1998. Net operating margins for the six months ended December 31, 1999 were $14.7 million as compared to net operating margins of $98.9 million for the six month period ended December 26, 1998. The decline in operating margins was due primarily to the decrease in broiler sales prices discussed above and increases in field production and processing costs. These increases were partially offset by lower feed ingredient costs. Feed ingredient costs for the three and six months ended December 31, 1999 declined 3.0% and 8.1%, respectively, as compared to the three and six months ended December 26, 1998. Management believes lower feed ingredient prices reflect the continuation of weak U.S. grain exports and favorable grain harvests during the past three years. The Association's pork division posted operating losses of $463 thousand and $1.2 million, respectively, for the three and six month periods ended December 31, 1999 as compared to operating losses of $2.6 million and $3.4 million, respectively, for the three and six month periods ended December 26, 1998. The decrease in distribution, administrative and general expenses for the six months ended December 31, 1999 reflected the decrease in incentive compensation expenses related to the decline in net margins.

Other Income (Deductions)

Interest expense of $8.6 million for the three months ended December 31, 1999 increased $4.7 million as compared to $3.9 million for the three months ended December 26, 1998. Interest expense for the six months ended December 31, 1999 was $15.2 million as compared to $13.5 million for the six months ended December 26, 1998. The increases reflected higher average borrowings necessary to fund the purchase of Southern States preferred securities for $98.6 million in October 1999 and $25.7 million of accounts and crop notes receivable that were purchased from Southern States in September 1999. (See Note 5 of Notes to Consolidated Financial Statements).

Equity in loss of partnership of approximately $1.3 million and $2.4 million represented the Association's pro rata share of Golden Peanut Company's loss for the three and six month periods ended December 31, 1999, respectively, in accordance with the partnership agreement. This compared to $693 thousand and $1.9 million, respectively, pro rata share of the partnership's earnings for the three and six month periods ended December 26, 1998. The partnerships loss for the fiscal 2000 periods resulted from litigation related expenses.

Miscellaneous, net was $3.6 million for the three months ended December 31, 1999 as compared to $926 thousand for the three months ended December 26, 1998. Miscellaneous, net for the three months ended December 31, 1999 includes a $3.9 million insurance recovery that represents losses from the theft of chicken at the Association's South Carolina complex in 1997 and 1998. During the three months ended December 31, 1999, the Association recorded a $406 thousand gain on the sale of a portion of its investment in an international trading company. For the three months ended December 31, 1999, miscellaneous, net included a $158 thousand gain from the Association's ownership interest in a pecan processing and marketing company as compared to a $301 thousand gain for the three months ended December 26, 1998. Miscellaneous, net for the three month period ended December 31, 1999 reflects a $1.3 million loss accrual related to an indemnification agreement for cotton sales contracts that were sold to an unrelated third party in 1998. Miscellaneous, net for the three months ended December 31, 1999 includes losses of $426 thousand from the Association's ownership interest in a company engaged in the manufacture and distribution of fertilizer additives for the farm industry. Miscellaneous, net for the six months ended December 31, 1999 was $5.0 million as compared to $2.1 million for the same period a year ago.

For the three months ended December 31, 1999 and December 26, 1998, the Association's combined federal and state effective income tax rates were 34.5% and 33.6%, respectively. For the six months ended December 31, 1999 and December 26, 1998, the Association's combined federal and state effective income tax rates were 34.0% and 35.1%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible patronage refunds.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. In December 1999, the Association reduced its $250 million secured committed credit facility with seven commercial banks to $200 million. The facility includes a three-year $100 million revolving credit commitment and a $100 million 364-day line of credit commitment. In December 1999, the Association amended the loan covenants associated with this facility. As of December 31, 1999, outstanding borrowings under the revolving credit and the 364-day line-of-credit commitments were $100 million and $42.1 million, respectively.

The 364-day line of credit and the three year revolving credit facility, as well as, the Association's senior notes payable, term loan with agricultural credit bank, interest rate swap agreements and any letters of credit are secured by all inventory and accounts receivable of the Association and mortgages on the Association's facilities in Marshall County, Alabama and Sumter County, South Carolina.

Covenants under the amended terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms require a ratio of current assets to current liabilities of not less than 1.25:1 and the ratio of total funded debt to total capitalization not to exceed 65%. Also, the terms require a minimum tangible net worth (as adjusted for accumulated other comprehensive income (loss)) of $255.0 million, which is adjusted quarterly based upon net margins. At December 31, 1999, the Association's current ratio, ratio of total funded debt to capitalization and tangible net worth, determined under the loan agreements, were 1.45:1, 52% and $262.2 million, respectively. The terms of the $200 million credit facility require specific quarterly fixed charge coverage ratios during fiscal 2000 and a fixed charge ratio (eight quarter average) for fiscal 2000 of 175%. In addition, the terms place a limitation on capital expenditures, equity distribution, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and options contracts. At December 31, 1999, the Association was in compliance with the agreements.

Working capital and patrons equity were $107.7 million and $276.3 million, respectively, at December 31, 1999 as compared to $100.1 million and $279.4 million, respectively, at June
26,  1999.   The  increase in working  capital  reflected  the
repurchase of accounts and crop notes receivable from Southern States. The decline in patrons equity at December 31, 1999, as compared to June 26, 1999, reflected the $4.9 million unrealized holding loss on a marketable equity security and equity redemptions of $1.9 million. Net cash provided by operating activities reflected net margins and non-cash items, which were partially offset by increases in marketable products and raw material and supplies inventories and receivables, as well as, lower accrued compensation and related liabilities. Existing cash balances and additional short-term and long-term borrowings were used to repurchase accounts and crop notes receivable, fund acquisitions of property, plant and equipment and redeem subordinated loan certificates.

In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond, a lease obligation assumed by Southern States and a $10.0 million hold back deduction provided for in the asset purchase agreement. In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "post-closing valuation") prepared pursuant to the terms of the purchase agreement. The Association subsequently objected to Southern States' post-
closing valuation principally with regard to the valuation of accounts and crop notes receivable. In order to resolve the post-closing valuation, the Association agreed in September 1999 to repurchase from Southern States approximately $25.7 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999.

In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The Association used its revolving credit facility to fund the purchase of the preferred securities. Gold Kist must hold the securities for a period of at least nine months from the purchase date before initiating a sale to a third party. (See Note 5 of Notes to Consolidated Financial Statements).

The Association plans capital expenditures of approximately $40.0 million in 2000 that include expenditures for renovations, changes, additions and technological advances in poultry production and processing. Many of these capital projects are designed to enhance product mix and improve product flow. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2000 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional long-term borrowings, as needed. In 2000, management expects cash expenditures to approximate $7.0 million for patronage refunds and equity distributions less insurance proceeds. The Association believes cash on hand and cash equivalents at December 31, 1999 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 2000.

Year 2000 Disclosure Statement

The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the computer programs that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association completed its preparation for the year 2000 issue in November 1999 and as of February 14, 2000, there have been no significant business interruptions related to the year 2000 issue. The Association will continue to monitor and test its systems and those of our key vendors and develop contingency plans, if needed, should any issues be identified. The Association's cost of repairing the IT systems and non-IT systems was approximately $800 thousand, of which approximately $300 thousand was spent in fiscal 2000.

Important Considerations Related to Forward-Looking Statements

This Report contains statements which to the extent they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities law. All forward-looking statements in this Report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, weather, the growth rate of the market for the Company's products and services, the availability of raw inputs, global political events, the ability of the Association to implement changes in sales strategies and organization on a timely basis, the affect of competitive products and pricing, seasonal revenues, as well as a number of other risk factors which could effect the future performance of the Association.

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

Future Accounting Requirements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, which include agricultural related futures and options, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. The disclosure requirements of the Standard will be reflected in the Association's 2001 consolidated financial statements. Management has not determined the effect of adopting this statement on the Association's financial statements in fiscal 2001.

                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report        Description of Exhibit

                B-10(i)(6)      Fifth Amendment dated as of
                                November 29, 1999, to Credit
                                Agreement dated as of August
                                4, 1998, with various banks
                                and lending institutions,
                                as lendors, and Cooperatieve
                                Centrale Raiffeisen-Boerenleen
                                Bank B.A., New York Branch, as
                                agent

                B-10(i)(7)      Sixth Amendment dated as of
                                December 21, 1999, to Credit
                                Agreement dated as of August
                                4, 1998, with various banks
                                and lending institutions, as
                                lendors, and Cooperatieve
                                Centrale Raiffeisen-Boerenleen
                                Bank B.A., New York Branch, as
                                agent

                 B-27           Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December
         31, 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLD KIST INC.
                                        (Registrant)

Date   February 14, 2000
                                       Gaylord O. Coan
                                   Chief Executive Officer
                                (Principal Executive Officer)

Date    February 14, 2000
                                    Walter F. Pohl, Jr.
                                       Controller
                               (Principal Accounting Officer)


                                                    Page 12


                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report       Description of Exhibit

                B-10(i)(6)      Fifth Amendment dated as of
                                November 29, 1999, to Credit
                                Agreement dated as of August
                                4, 1998, with various banks
                                and lending institutions, as
                                lendors, and Cooperatieve
                                Centrale Raiffeisen-Boerenleen
                                Bank B.A., New York Branch, as
                                agent

                B-10(i)(7)      Sixth Amendment dated as of
                                December 21, 1999, to Credit
                                Agreement dated as of August
                                4, 1998, with various banks
                                and lending institutions, as
                                lendors, and Cooperatieve
                                Centrale Raiffeisen-Boerenleen
                                Bank B.A., New York Branch, as
                                agent

                 B-27           Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December
         31, 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GOLD KIST INC.
                                      (Registrant)

Date     February 14, 2000        /s/  Gaylord  O. Coan
                                       Gaylord  O.Coan
                                  Chief Executive Officer
                               (Principal Executive Officer)



Date     February 14, 2000       /s/ Walter F. Pohl, Jr.
                                     Walter F. Pohl, Jr.
                                        Controller
                               (Principal Accounting Officer)