Form 10-Q
period 2000-04-01
GOLD KIST INC
filed 2000-05-16
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended April 1, 2000

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



(Registrant's telephone number, including area code)(770)393
 -5000


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

                                 Yes  X          No



                        GOLD KIST INC.


                             INDEX


                                                         Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             April 1, 2000 and June 26, 1999                 1

           Consolidated Statements of Operations
             Three Months and Nine Months Ended
             April 1, 2000 and March 27, 1999                2

           Consolidated Statements of Cash Flows -
             Nine Months Ended April 1, 2000
             and March 27, 1999                              3

           Notes to Consolidated Financial
             Statements                                    4 - 6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                     7 - 11


  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                 11 - 12

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                 13


                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                  Apr. 1,          June 26,
                                                    2000             1999
          ASSETS
Current assets:
   Cash and cash equivalents                      $ 14,021           20,810
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $4,556 at
     April 1, 2000 and $3,261
     at June 26, 1999                              112,921          109,060
   Inventories (note 3)                            177,247          182,799
   Deferred income taxes                            19,473           17,842
   Other current assets                             27,981           28,999
       Total current assets                        351,643          359,510
Investments (note 4)                               168,848          106,199
Property, plant and equipment, net                 236,468          248,016
Other assets                                       102,862           87,499
                                                  $859,821          801,224

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings                        $112,910           58,085
     Subordinated loan certificates                     40           10,095
     Current maturities of long-term debt           15,687           16,820
                                                   128,637           85,000
   Accounts payable                                 92,337           95,985
   Accrued compensation and related expenses        23,532           36,165
   Other current liabilities                        24,285           42,212
       Total current liabilities                   268,791          259,362
Long-term debt, excluding current maturities       276,803          186,913
Accrued postretirement benefit costs                57,032           53,432
Other liabilities                                    4,572           22,150
       Total liabilities                           607,198          521,857
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 31 at
     April 1, 2000 and June 26, 1999                    31               31
   Patronage reserves                              200,116          204,080
   Accumulated other comprehensive income -
     unrealized gain on marketable equity
     security (notes 4 and 6)                       10,021           19,015
   Retained earnings                                42,455           56,241
       Total patrons' and other equity             252,623          279,367
                                                  $859,821          801,224



       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in Thousands)
                                (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                 April 1,   March 27,   April 1,   March 27,
                                   2000       1999        2000       1999
                                (13 Weeks) (13 Weeks)  (40 Weeks) (39 Weeks)
Net sales volume                 $413,471   421,405    1,288,806  1,336,542
Cost  of sales                    411,564   395,913    1,231,260  1,170,412
Gross margins                       1,907    25,492       57,546    166,130
Distribution, administrative
 and general expenses              20,871    18,902       61,819     60,598
 Net operating margins (loss)     (18,964)    6,590       (4,273)   105,532
Other income (deductions):
 Interest and dividend income       2,392     1,315        6,008      2,370
 Interest expense                  (8,428)   (7,010)     (23,626)   (20,463)
 Equity in earnings (loss) of
   partnership (note 4)            (4,312)      339       (6,701)     2,225
 Miscellaneous, net                   741     1,016        5,756      3,116
   Total other deductions          (9,607)   (4,340)     (18,563)   (12,752)
 Margins (loss) before income
   taxes                          (28,571)    2,250      (22,836)    92,780
Income tax expense (benefit)       (9,956)      543       (8,006)    32,348
 Net margins (loss)              $(18,615)    1,707      (14,830)    60,432




       See Accompanying Notes to Consolidated Financial Statements.


                                                            Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Nine Months Ended
                                                    Apr. 1,    Mar. 27,
                                                     2000        1999
                                                   (40 Weeks) (39 Weeks)
Cash flows from operating activities:
  Net margins (loss)                               $(14,830)     60,432
  Non-cash items included in net margins (loss):
    Depreciation and amortization                    32,471      30,474
    Equity in (earnings) loss of partnership          6,701      (2,225)
    Deferred income tax expense (benefit)            (5,602)     26,943
    Other                                            (2,503)       (354)
  Changes in operating assets and liabilities:
    Receivables                                      (3,861)      5,184
    Inventories                                       5,552      (6,506)
    Other current assets                              1,312      (2,692)
    Income taxes receivable                               -      14,652
    Accounts payable, accrued and other expenses    (20,978)     17,130
Net cash provided by (used in) operating activities
    of continuing operations                         (1,738)    143,038
Net cash provided by operating activities of
 discontinued operations                                  -      15,385
Net cash provided by (used in) operating activities  (1,738)    158,423
Cash flows from investing activities:
 Acquisitions of investments                        (98,605)          -
 Acquisitions of property, plant and equipment      (19,735)    (21,816)
 Other                                                2,046      10,608
Net cash used in investing activities of
 continuing operations                             (116,294)    (11,208)
Net cash used in investing activities of
 discontinued operations:
 Repurchase of accounts and crop notes receivable   (25,730)          -
 Proceeds from sale of the Agri-Services segment          -     218,313
 Other                                                8,629           -
Net cash provided by (used in) investing
 activities                                        (133,395)    207,105
Cash flows from financing activities:
 Short-term borrowings (repayments), net             44,770    (148,401)
 Proceeds from long-term debt                       100,000      83,891
 Principal repayments of long-term debt             (11,243)   (288,608)
 Patronage refunds and other equity paid in cash     (5,183)     (4,575)
Net cash provided by (used in) financing activities 128,344    (357,693)
Net change in cash and cash equivalents              (6,789)      7,835
Cash and cash equivalents at beginning of period     20,810      11,789
Cash and cash equivalents at end of period        $  14,021      19,624
Supplemental disclosure of cash flow data:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)         $  23,428      21,200
    Income taxes                                  $   2,665      12,400


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

     The Association employs a 52/53 week fiscal year. Fiscal
     2000 will be a 53 week year. Accordingly, the nine months ended April 1, 2000 included 40 weeks, while the nine months ended March 27, 1999 had 39 weeks.

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

 3.  Inventories consist of the following:

                                      April 1, 2000     June 26, 1999
        Live poultry and hogs           $ 94,372            93,999
        Marketable products               45,967            56,097
        Raw materials and supplies        36,908            32,703
                                        $177,247           182,799

 4. (a) At April 1, 2000, the Association's marketable equity security was carried at its fair value of $36.2 million, which includes an unrealized gain of $15.4 million. At April 1, 2000, the unrealized gain, net of deferred taxes of $5.4 million, has been reflected as a component of other comprehensive income. At June 26, 1999, the Association's marketable equity security was carried at its fair value of $50.0 million, which includes an unrealized gain of $29.3 million. At June 26, 1999, the unrealized gain, net of deferred taxes of $10.2 million, has been reflected as a component of other comprehensive income.

     (b) As a result of a restructuring on March 30, 2000, the Golden Peanut Company, a Georgia general partnership, was
     converted  to  a Georgia limited liability company.   The
     restructuring included the admittance of the Cargill, Inc. peanut operations as a fourth equal member of Golden Peanut Company. As part of the restructuring, Gold Kist contributed property, plant and equipment with a carrying value of $1.2 million to the limited liability company and received a $2.3 million cash distribution, which represented a return of capital.

                                                       Page 5

     Subsequent to the restructuring, Gold Kist's interest in Golden Peanut Company declined to 25%. Gold Kist's investment in the limited liability company was $11.9 million at April 1, 2000. Gold Kist's investment in the partnership was $19.7 million at June 26, 1999. In addition to Gold Kist's reduced ownership interest, the decline in the carrying value of the investment reflects Golden Peanut losses for the nine months ended March 31, 2000.

     Summarized operating statement information of Golden
     Peanut Company is  shown below:

                                   Three Months Ended   Nine Months Ended
                                  Mar.  31,   Mar. 31,  Mar.  31,   Mar.31,
                                    2000        1999      2000       1999
            Net sales and other
               operating income    $ 98,209    92,382    282,304   303,376
             Costs and expenses     110,363    91,366    298,781   296,702
               Net earnings (loss) $(12,154)    1,016    (16,477)    6,674

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

                                                       Page 6


6.   Effective June 28, 1998, the Association adopted SFAS No.
     130,  "Reporting Comprehensive Income."   This  statement
     establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things that an enterprise report a total for comprehensive income in condensed financial statements of interim periods. For the three month periods ended April 1, 2000 and March 27, 1999, the Association's consolidated comprehensive loss was $(22.7) million and $(4.5) million, respectively. For the nine month periods ended April 1, 2000 and March 27, 1999, the Association's consolidated comprehensive (loss) income was $(23.8) million and $51.3 million, respectively. The difference between consolidated comprehensive (loss) income, as disclosed here, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.


                                                        Page 7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Association's accounting cycle resulted in 13 weeks and 40 weeks of operations, respectively, in the three and nine month periods ended April 1, 2000 as compared to 13 weeks and 39 weeks of operations, respectively, in the three and nine month periods ended March 27, 1999.

Net Sales Volume

Gold Kist net sales volume of $413.5 million for the three months ended April 1, 2000 decreased approximately 1.9% or $7.9 million as compared to the three months ended March 27, 1999. The decrease in net sales for the three months ended April 1, 2000 as compared to the three months ended March 27, 1999 was due primarily to lower average selling prices. Net sales volume of approximately $1.3 billion for the nine months ended April 1, 2000 decreased 3.6% or $47.7 million as compared to the nine months ended March 27, 1999. The net sales volume decrease for the nine months ended April 1, 2000 was primarily the result of a 7.1% decrease in average selling prices, which was partially offset by a 3.7% increase in pounds of poultry sold. Management believes the decline in sales prices is a result of an increase in industry poultry production and the weakness in export markets due to the poor economic conditions in Russia. Also, large supplies of competing meats (pork and beef) have contributed to the decline in market prices for chicken. In response to these market conditions, the Association reduced its per head production of live broilers by approximately 3.5% during the quarter ended April 1, 2000 as compared to the same quarter a year ago.

Net Operating Margins

The Association had a net operating loss of approximately $19.0 million for the three months ended April 1, 2000 as compared to net operating margins of $6.6 million for the three months ended March 27, 1999. The net operating loss for the nine months ended April 1, 2000 was $4.3 million as compared to net operating margins of $105.5 million for the nine month period ended March 27, 1999. The decline in operating margins was due primarily to the decrease in broiler sales prices discussed above and increases in field production and processing costs. These increases were partially offset by lower feed ingredient costs. Feed ingredient costs for the three and nine months ended April 1, 2000 declined 2.8% and 6.4%, respectively, as compared to the three and nine months ended March 27, 1999. Management believes lower feed ingredient prices reflect the continuation of weak U.S. grain exports and favorable grain harvests during the past three years. The Association's pork division posted an operating margin of $134 thousand and an operating loss of $1.0 million, respectively, for the three and nine month periods ended April 1, 2000 as compared to operating losses of $2.2 million and $5.7 million, respectively, for the three and nine month periods ended March 27, 1999. The increase in distribution, administrative and general expenses for the three months ended April 1, 2000 reflected additions to the allowance for doubtful accounts resulting from a customer bankruptcy.

Other Income (Deductions)

Interest and dividend income of $2.4 million and $6.0 million, respectively, for the three and nine months ended April 1, 2000 reflected interest and dividends on the preferred securities purchased from Southern States in October 1999. Interest and dividends on the preferred securities were $1.9 million and $3.8 million, respectively, for the three and nine months ended April 1, 2000.

Interest expense was $8.4 million for the three months ended April 1, 2000 as compared to $7.0 million for the three months ended March 27, 1999. Interest expense for the nine months ended April 1, 2000 was $23.6 million as compared to $20.5 million for the nine months ended March 27, 1999. The increases primarily reflected higher average borrowings necessary to fund the purchase of Southern States preferred securities for $98.6 million in October 1999 and $25.7 million of accounts and crop notes receivable that were purchased from Southern States in September 1999. (See Note 5 of Notes to Consolidated Financial Statements). In addition, borrowings increased during the quarter ended April 1, 2000 as a result of cash used to fund operating losses.

Equity in loss of partnership of approximately $4.3 million and $6.7 million represented the Association's pro rata share of Golden Peanut Company's loss for the three and nine month periods ended April 1, 2000, respectively, in accordance with the partnership agreement. This compared to $339 thousand and $2.2 million, respectively, pro rata share of the partnership's earnings for the three and nine month periods ended March 27, 1999. The partnership's loss for the fiscal 2000 periods resulted from litigation related expenses and inventory write-downs.

Miscellaneous, net was $741 thousand for the three months ended April 1, 2000 as compared to $1.0 million for the three months ended March 27, 1999. For the three months ended April 1, 2000, miscellaneous, net included a $47 thousand gain from the Association's ownership interest in a pecan processing and marketing company as compared to a $62 thousand gain for the three months ended March 27, 1999. Miscellaneous, net for the three months ended April 1, 2000 includes losses of $234 thousand from the Association's ownership interest in a company engaged in the manufacture and distribution of fertilizer additives for the farm industry. Miscellaneous, net for the nine months ended April 1, 2000 was $5.8 million as compared to $3.1 million for the same period a year ago. Miscellaneous, net for the nine months ended April 1, 2000 includes a $3.9 million insurance recovery that represents losses from the theft of product at the Association's South Carolina complex in 1997 and 1998.

For the three months ended April 1, 2000 and March 27, 1999, the Association's combined federal and state effective income tax rates were 34.8% and 24.1%, respectively. For the nine months ended April 1, 2000 and March 27, 1999, the Association's combined federal and state effective income tax rates were 35.1% and 34.9%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible patronage refunds, if applicable.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility with a commercial bank. In December 1999, the Association reduced its $250 million secured committed credit facility with seven commercial banks to $200 million. The facility includes a three-year $100 million revolving credit commitment and a $100 million 364-day line of credit commitment. As of April 1, 2000, outstanding borrowings under the revolving credit and the 364-day line-of-credit commitments were $100 million and $70.0 million, respectively.

The 364-day line of credit and the three year revolving credit facility, as well as the Association's senior notes payable, term loan with agricultural credit bank, interest rate swap agreements and any letters of credit are secured by all inventories and accounts receivable of the Association and mortgages on the Association's facilities in Marshall County, Alabama and Sumter County, South Carolina.

Covenants under the amended terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. In March 2000, the Association renegotiated the terms of the loan agreements. The revised terms require a ratio of current assets to current liabilities of not less than 1.10:1 and the ratio of total funded debt to total capitalization not to exceed 65%. Also, the terms require a minimum tangible net worth (as adjusted for accumulated other comprehensive income
(loss)) of $240.0 million, which is adjusted quarterly based upon net margins. At April 1, 2000, the Association's current ratio, ratio of total funded debt to capitalization and tangible net worth, determined under the loan agreements, were 1.31:1, 54% and $242.6 million, respectively. The terms of the $200 million credit facility require a fixed charge ratio (eight quarter average) for fiscal 2000 of 175%. The Association's fixed coverage ratio for the reporting period ended April 1, 2000 was 183%. In addition, the terms place a limitation on capital expenditures, equity distribution, cash patronage refunds and commodity hedging contracts that include cash forward purchases, as well as futures and options contracts. At April 1, 2000, the Association was in compliance with the agreements.

Working capital and patrons equity were $82.9 million and $252.6 million, respectively, at April 1, 2000 as compared to $100.1 million and $279.4 million, respectively, at June 26, 1999. The decrease in working capital reflected the increase in short-term borrowings. The decline in patrons equity at April 1, 2000, as compared to June 26, 1999, reflected the $9.0 million unrealized holding loss on a marketable equity security, equity redemptions of $2.9 million and $18.6 million of net loss. Net cash used in operating activities reflected the net loss adjusted for non-cash items, which were partially offset by increased receivables, as well as, lower accrued compensation and related liabilities. Existing cash balances and additional short-term and long-term borrowings were used to purchase Southern States securities, repurchase accounts and crop notes receivable, fund acquisitions of property, plant and equipment and redeem subordinated loan certificates.

In order to complete the sale of assets of the Agri-Services segment to Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The Association used its revolving credit facility to fund the purchase of the preferred securities. Gold Kist must hold the securities for a period of at least nine months from the purchase date before initiating a sale to a third party. (See Note 5 of Notes to Consolidated Financial Statements).

The Association plans capital expenditures of approximately $40.0 million in 2000 that include expenditures for renovations, changes, additions and technological advances in poultry production and processing. Many of these capital projects are designed to enhance product mix and improve product flow. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2000 capital expenditures and related working capital needs with existing cash balances and net margins adjusted for non-cash items and additional borrowings, as needed. In 2000, management expects cash expenditures to approximate $7.0 million for patronage refunds and equity distributions less insurance proceeds. The Association believes cash on hand and cash equivalents at
April 1, 2000 and cash expected to be provided from operations, in addition to borrowings available under existing credit arrangements, will be sufficient to maintain cash flows adequate for the Association's projected growth and operational objectives during 2000.

Year 2000 Disclosure Statement

The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the computer programs that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Association completed its preparation for the year 2000 issue in November 1999 and as of May 15, 2000, there have been no significant business interruptions related to the year 2000 issue. The Association will continue to monitor and test its systems and those of our key vendors and develop contingency plans, if needed, should any issues be identified. The Association's cost of repairing the IT systems and non-IT systems was approximately $800 thousand, of which approximately $300 thousand was spent in fiscal 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISKS

Commodities Risk

The Association is a purchaser of certain agricultural commodities, primarily corn and soybean meal, used for the manufacture of poultry feeds. The Association uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure grains. Futures contracts, primarily corn and soybean meal, are recognized when closed and option contracts are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost.

The following table provides information about the Association's corn and soybean meal futures and options contracts that are sensitive to changes in commodity prices. For commodity inventories, the table presents the carrying amount and fair value at April 1, 2000. Additionally, for futures and options contracts, the latest of which matures or expires nine months from the reporting date, the table presents the notional amounts in units of purchase and the weighted average contract price or weighted average exercise price and the fair value of the position at April 1, 2000.

Terms of the Association's committed secured credit facility limit the use of the cash forward contracts and commodities futures and options to hedge no more than twenty-six weeks of the Association's corn and soybean meal requirements.

   (Contract volume and dollars in thousands, except per unit amounts)

                                                     Weighted
                                       Contract     Avg. Price     Fair
                                        Volume       Per Unit      Value
Recorded Balance Sheet Commodity
  Position:
  Corn and soybean meal ingredient
  inventory (carrying value - $12,000)     -            -        $12,000

Hedging Positions:
  Futures Contracts
    Corn - long (buy)                  7,445 bu.     $  2.40         125
    Corn - short (sell)                  285 bu.        2.43         (26)
    Soybean meal - long (buy)             10 tons     171.95          24

                                                     Weighted
                                       Contract     Avg. Strike     Fair
  Option Contracts                      Volume     Price Per Unit   Value
    Corn puts written                 12,250 bu.     $  2.23        $388
    Corn calls purchased               7,250 bu.        2.41         240
    Soybean meal puts written             30 tons     150.00         106
    Soybean meal puts purchased           10 tons     160.00          (5)

                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report            Description of Exhibit

                B-10(i)(8)         Seventh Amendment dated as of
                                   March 20, 2000, to Credit
                                   Agreement dated as of
                                   August 4, 1998, with various
                                   banks and lending institutions,
                                   as lendors, and Cooperatieve
                                   Centrale Raiffeisen-Boerenleen
                                   Bank B.A., New York Branch,
                                   as agent

                 B-27              Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended April 1, 2000.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GOLD KIST INC.
                                            (Registrant)

Date     May 15, 2000
                                            Gaylord O. Coan
                                        Chief Executive Officer
                                     (Principal Executive Officer)

Date     May 15, 2000
                                          Walter F. Pohl, Jr.
                                              Controller
                                    (Principal Accounting Officer)



                                                         Page 13


                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report            Description of Exhibit

                 B-10(i)(8)         Seventh Amendment dated as of
                                    March 20, 2000, to Credit
                                    Agreement dated as of
                                    August 4, 1998, with various
                                    banks and lending institutions,
                                    as lendors, and Cooperatieve
                                    Centrale Raiffeisen-Boerenleen
                                    Bank B.A., New York Branch,
                                    as agent

                B-27               Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended April 1, 2000.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GOLD KIST INC.
                                            (Registrant)

Date         May  15, 2000           /s/  Gaylord O. Coan
                                          Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)


Date        May 15, 2000            /s/ Walter F. Pohl, Jr.
                                        Walter F. Pohl, Jr.
                                            Controller
                                    (Principal Accounting Officer)