Form 10-K
period 2000-07-01
GOLD KIST INC
filed 2000-10-13
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.


                           FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 1, 2000
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

              DOCUMENTS INCORPORATED BY REFERENCE
                        Not Applicable.



                       TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties)                    1

 2.  Properties                                   7

 3.  Legal Proceedings                            7

 4.  Submission of Matters to a Vote of
     Security Holders                             8

 5.  Market for Registrant's Common
     Equity and Related Stockholder Matters       8

 6.  Selected Financial Data                      9

 7.  Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations                    10

 7A. Quantitative and Qualitative
     Disclosure about Market Risk                 16

 8.  Financial Statements and
     Supplementary Data                           17

 9.  Changes in and Disagreements
     with Accountants on Accounting
     and Financial Disclosure                     36

10.  Directors and Executive Officers
     of the Registrant                            36

11.  Executive Compensation                       39

12.  Security Ownership of Certain
     Beneficial Owners and Management             43

13.  Certain Relationships and Related
     Transactions                                 43

14.  Exhibits, Financial Statement
     Schedules, and Reports on Form 8-K           46



                             - i -


                        GOLD KIST INC.

     ANNUAL REPORT FOR THE FISCAL YEAR ENDED JULY 1, 2000

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

     The membership of Gold Kist consists of approximately 25,000 active farmer members located principally in Alabama, Florida, Georgia, Mississippi, North Carolina and South Carolina. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

     Gold Kist offers cooperative marketing services to its member patrons. Farm commodities, principally poultry, are marketed by Gold Kist on behalf of members. Under the standard Membership, Marketing, and/or Purchasing Agreement which is entered into between each member and Gold Kist, Gold Kist undertakes to market for the member agricultural products delivered which are of a type marketed by Gold Kist. The Association also does business with non-members and engages in non-cooperative activities through subsidiaries and partnerships. AgraTrade Financing, Inc., a wholly-owned subsidiary of Gold Kist, provides financing to members doing business with Gold Kist and its subsidiaries and partnerships. Financing is extended for poultry housing construction.

     Prior to October 1998, Gold Kist's business was conducted in two industry segments. The Poultry segment conducts broiler production operations, providing both marketing and purchasing services to its cooperative patrons. Until October 1998, the Agri-Services segment purchased or manufactured feed, seed, fertilizers, pesticides, animal health products and other farm supply items for sale at wholesale and retail. Additionally, that segment served as a contract procurement agent for, and storer of, farm commodities such as soybeans and grain and was engaged in the purchase, sale, processing and storage of cotton. Essentially all of the assets of the AgriServices segment were sold, pursuant to, and the operations of that segment terminated after, the transaction with Southern States Cooperative, Incorporated ("Southern States") hereinafter described. Gold Kist also continues to conduct pork production and aquaculture research operations, is a member in a major peanut processing and marketing business and a partner in a pecan processing and marketing business, and participates as a member of limited liability companies which are engaged in the production and sale of hogs and of fertilizer ingredients.

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

                            POULTRY
Broilers

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one or more of Gold Kist's decentralized broiler complexes. Each Gold Kist decentralized broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, and accounting office(s), and transportation facilities. The complexes operated by Gold Kist in fiscal 2000 are headquartered in Boaz, Cullman, and Russellville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sanford and Siler City, North Carolina; and Sumter, South Carolina. The broiler growers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing services for the broilers grown.

     The principal products marketed by Gold Kist are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Gold Kist Farmsr and Young 'n Tenderr labels; however, some is sold under customers' private labels. Most of the frozen chicken carries the Gold Kistr or Early Birdr label. Cornish game hens are marketed in frozen form primarily to hotels, restaurants and grocery stores under the Gold Kist Farms, Young 'n Tender and Medallionr labels. Medallion, Big Valuer, Gold Kist Farms, Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

     Broiler products were marketed in fiscal 2000 directly from the Company's corporate headquarters in Atlanta. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are seven separate distribution facilities located in Florida, Tennessee, North Carolina, Ohio and Kentucky. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

     Gold Kist is one of the largest poultry processors in the United States. It competes with other large processors and with smaller companies. Competition is based upon price, quality and service. While Management believes that the pricing and quality of its products are competitive with other processors, it believes that Gold Kist's service to its customers is a principal factor that has established Gold Kist as one of the largest United States poultry processors. Gold Kist's ability to deliver broilers and other poultry products produced to order is an important service to customers.

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

     The following table shows the amount and percentage of Gold Kist's net sales volume from continuing operations contributed by sales of broiler products for each of the years indicated. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

                         Fiscal Year Ended (000's Omitted)

                        June 27,        June 26,       July 1,
                        1998            1999           2000
Broiler Products
Volume            $1,630,437      $1,746,946       $1,679,719
Percentage (%)          98.7            98.9           98.4

                     PORK AND AQUACULTURE

     Gold Kist currently markets hogs raised by producers in Alabama, Georgia, and Mississippi. Feeder pigs are furnished to members who raise them to produce hogs for marketing. Feeder pigs are either raised by Gold Kist members and marketed through Gold Kist to the market hog growers, raised for Gold Kist by non-member independent contractors or purchased by Gold Kist in the marketplace. The Association also has a joint venture arrangement with another regional cooperative association in the form of a limited liability hog sales and production company. Gold Kist raises and provides young pigs for the venture.

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

     Gold Kist entered into agreements for the disposition of its pork assets and its interest in the joint venture limited liability sales and production company. If those agreements are successfully consummated, Gold Kist will terminate its participation in the pork industry. Under the agreements, Gold Kist will dispose of its assets at their carrying values and will assign production contracts with growers to the purchaser of the assets conveyed.

     Gold Kist also conducts aquaculture research operations at its aquaculture research facilities in Indianola, Mississippi. Research has been focused on the development of superior breeding lines for catfish production. Sales of proprietary lines of improved catfish breeding stock are made to catfish producers primarily in Mississippi and Alabama.

                        SEED MARKETING

     AgraTech Seeds is operated as a division of Gold Kist and conducts a seed business, which consists of the development, contract production, processing and sale primarily of proprietary seed varieties. AgraTech Seeds licenses certain seed dealers, including Golden Peanut Company, to sell its proprietary peanut varieties "GK 7", "GK 7 Hi-Oleic", "AgraTech 108", "AgraTech 120" and "ViruGard"T, and receives a royalty on licensed sales. AgraTech Seeds contracts with farmers for the production of seed. Careful control is required to maintain the purity of varieties. Quality and name recognition play a large role in competition for sales of seed. Proprietary soybean, sorghum and peanut seed varieties are marketed under the trademark AgraTechr.

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


                  GOLDEN PEANUT COMPANY, LLC

     Gold Kist, Archer Daniels Midland Company, Cargill, Inc., and Alimenta Holdings, Inc. are members in Golden Peanut Company, a limited liability company formed to operate a peanut procuring, processing, and marketing business. Gold Kist has a 25% membership interest and participates in all allocations in accordance with the organizational agreement. See Note 10(b) of Notes to Consolidated Financial Statements.

     Golden Peanut Company procures, processes and markets peanuts and peanut by-products in each of the three peanut producing areas of the United States and operates processing and other facilities in Argentina for the procurement and processing of peanuts. Golden Peanut Company is a major processor of edible peanuts and is active in both domestic and international markets. The principal peanut product is shelled edible peanuts. Shelled edible peanuts are marketed domestically primarily to manufacturers of peanut butter, candy and salted nuts and are sold in the export market. Golden Peanut Company also processes peanuts for sale in the shell or for processing by others into oil and meal.



                         EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended July 1, 2000, the approximate export sales volume of poultry was $48.8 million. During that period, export sales were mainly to customers in Russia, Eastern Europe, the Far East, South Africa, Central and South America and the Caribbean.

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

Poultry

     The poultry processing plants operated as Gold Kist facilities in fiscal 2000 are located at Boaz, Russellville, Trussville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 14.4 million broilers and 400,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne, Russellville, and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas, and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 15.3 million chicks. Additionally, Gold Kist operates twelve feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately 4.7 million tons and are located in Guntersville, Pride, and Jasper, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

    The Association operated six separate distribution centers in fiscal 2000 in its sales and distribution of poultry products: Tampa, Pompano Beach, and Crestview, Florida; Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio.

    Gold Kist currently operates four pork production centers. These production facilities include a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2005) and Nashville (lease expires December 31, 2000) Tennessee; and Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088).

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

                        HUMAN RESOURCES

     Gold Kist has approximately 18,000 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,500 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.

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

     Patronage refunds are distributed in the form of either qualified or nonqualified written notices of allocation (as defined for purposes of Subchapter T of the Internal Revenue
Code). If qualified notices are used, at least 20% of each patronage refund is distributed in cash or by qualified check (as defined in the Internal Revenue Code) with the remainder distributed in patronage dividend certificates or written notices of allocated reserves, or any combination of these forms. A distribution to a patron made in the form of a qualified notice must be included in his gross income, at its stated dollar amount, for the taxable year in which he receives the distribution. If nonqualified notices are distributed, less than 20% of the refund can be distributed in cash or by qualified check and the patron is not required to include in gross income the noncash portion of the allocation. See Notes 1(g) and 6 of Notes to Consolidated Financial Statements.

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

                        INCOME TAXATION

    As a cooperative association entitled to the provisions of Subchapter T of the Internal Revenue Code, Gold Kist does not pay tax on net margins derived from member patronage transactions which are distributed to the members by check or in the form of qualified written notices of allocation within 8-l/2 months of the close of each fiscal year. To the extent that Gold Kist distributes nonqualified written notices of allocation, has income from transactions with nonmembers or has income from non-patronage sources, it will be taxed at the corporate rate. See Notes l (g) and 7 of Notes to Consolidated Financial Statements.

    Gold Kist has subsidiaries which are not cooperatives, and all the income of these subsidiaries is subject to corporate income taxes.




Item 2.  Properties.

      The principal facilities used in the Association's business are described in Item 1. Business (and Properties). Management believes that the facilities are adequate and suitable for their respective uses and the Association's current intended operations. There are no material liens or encumbrances on the properties owned by the Association except for mortgages on the Association's Marshall County, Alabama and Sumter County, South Carolina facilities to secure certain credit facilities with the Association's lenders. See Note 4 of Notes to Consolidated Financial Statements.

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



Item 6.   Selected Financial Data.


              SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended July 1, 2000 and "Consolidated Balance Sheet Data" as of June 29, 1996, June 28, 1997, June 27, 1998, June 26, 1999 and July 1,
2000 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of June 26, 1999 and July 1, 2000 and for each of the years in the three-year period ended July 1, 2000, and the report thereon of KPMG LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the audit reports.

                                   For Fiscal Years Ended (000's omitted)
Consolidated Statement of    June 29,  June 28,   June 27,  June 26,   July 1,
Operations Data:               199       1997       1998      1999       2000
Net sales volume           $1,420,281  1,658,191 1,651,115 1,766,104  1,706,884
Margins (loss) from
continuing operations      $   33,706     10,870    (57,036)  69,361    (26,086)

                                           As of (000's omitted)
Consolidated Balance Sheet  June 29,   June 28,   June 27,  June 26,   July 1,
Data:                         1996       1997       1998      1999       2000
Total assets               $  914,161  1,051,813 1,080,655   814,137    881,290
Long-term liabilities      $  224,183    301,190   376,553   275,408    331,837
Patrons' and other equity  $  326,410    346,075   234,006   279,367    239,490


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

  As with other perishable commodity businesses, the integrated poultry industry has demonstrated varying levels of profitability, and to a lesser extent, losses over its thirty-seven year history. The following addresses the various factors that have influenced poultry industry profitability during the past five years. During 1996, broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that reduced meat production in the summer of 1995, as well as lower than expected industry expansion and increased exports. Average market prices for broilers during 1997 remained at relatively high levels as compared to historical averages. However, during the May-June 1997 period, market prices declined below 1996 levels as a result of the increase in industry production. Export prices for broiler leg-quarters declined substantially in 1997 as a result of disruptions in the Russian markets. Although market prices for broiler products strengthened in the fourth quarter of 1998, average market prices for 1998 were approximately 4.0% lower than in 1997. Favorable broiler market prices continued during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of 1999 as a result of a cessation of the live production problems. Market prices for poultry dark meat were weak during 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through 2000 due to increased production levels and the large supply of competing meats (pork and beef). According to USDA estimates, the supply of broilers increased at a 4.5% rate in 2000 and was projected to increase at an approximate 4.6% rate in 2001. However, recent hatching egg placement data indicates that industry cutbacks may be taking place which could bring 2001 broiler production more in line with 2000 levels.

  Generally, the cost of feed grains, primarily corn and soybean meal, represent approximately fifty percent of total broiler production costs. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 grain harvest and strong export demand. During 1997, average cash market prices for corn declined 14% as a result of the favorable 1996 harvest. However, soybean meal average cash market prices increased approximately 26% for 1997 as compared to 1996 as a result of strong demand and lower carryover stocks. Average cash market prices for corn and soybean meal declined 18% and 20%, respectively, during 1998 as a result of the favorable 1997 harvest and reduced exports of agricultural commodities. In 1999, average cash market prices for corn and soybean meal declined 20% and 34%, respectively, as a result of favorable U.S. grain production and the decline in world demand for feed grains. Feed grain prices generally held steady or slightly below these levels through 2000.

  Historically, weather has had a significant impact on the agricultural economy and the operating results of the Association. Favorable growing conditions in the summer of 1997 contributed to a slight increase in the 1997 grain harvest as compared to 1996. Favorable growing conditions in the summer of 1998 contributed to the second largest grain harvest on record in the United States resulting in cash market prices for feed grains at levels significantly less than those experienced over the past five years. A strong grain harvest in the fall of 1999 continued the trend of declining feed grain prices. Although drought conditions have been experienced in several grain producing areas of the country, the fall 2000 grain harvest is projected at levels slightly higher than the prior year.

  Poultry export sales for 1998, 1999 and 2000 were $61.6 million, $40.9 million and $48.8 million, respectively. During 1998 and 1999, export sales declined as a result of lower market prices for poultry and the economic crises in Southeast Asia and Russia. Export markets strengthened during 2000 as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices. Export sales of poultry products will be influenced by credit availability to foreign countries and political and economic stability, particularly in Russia, Eastern Europe and Mexico.

  In May 1998, the Association's Board of Directors adopted a plan to discontinue operations of the Agri-Services segment. Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase out period, have been segregated from continuing operations and reported separately in the Statements of Operations. See Notes 1 and 11 of Notes to Consolidated Financial Statements. The Association's continuing operations include the Association's poultry and pork operations. The discussion and analysis of results of operations that follows relates solely to the continuing operations of the Association for each of the years in the three-year period ended July 1, 2000.

Results of Operations

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

  The components included in other income (deductions) represent a $18.4 million deduction for 1999 as compared to $14.2 million for 1998. Interest income was $2.2 million for 1999 as compared to $2.0 million for 1998. Interest expense for 1999 was $26.0 million as compared to $26.9 million for 1998. Equity in the earnings of the affiliate represents the Association's pro rata share of the Golden Peanut Company's 1999 and 1998 earnings in accordance with the membership agreement. See Note 10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net for 1999 includes a $824 thousand gain representing the Association's equity in the earnings of a pecan processing and marketing enterprise. The Association recorded a $192 thousand loss on this investment in 1998. Miscellaneous, net for 1999 includes a $2.3 million gain on the sale of a portion of an investment in a trading company engaged in international merchandising of grains and other agricultural commodities. Miscellaneous, net for 1998 includes $2.0 million of income related to a poultry grower agreement and net rental income of $2.1 million.

  In 1999 and 1998, the Association's combined federal and state effective income tax rates for continuing operations were 33% and (38)%, respectively. See Note 7 of Notes to
Consolidated Financial Statements.

  Fiscal 2000 Compared to Fiscal 1999

  The Association's accounting cycle resulted in 53 weeks of operations in the year ended July 1, 2000 as compared to 52 weeks of operations in the year ended June 26, 1999.

  Net sales volume of $1.71 billion for 2000 decreased approximately 3.4% or $59 million as compared to 1999. The net sales volume decrease was primarily the result of a 7.5% decrease in average selling prices, which was partially offset by a 3.7% increase in pounds of poultry sold. Management believes the decline in sales prices is a result of an industry-wide increase in poultry production coupled with large supplies of competing meats (pork and beef).

  The Association had a net operating loss of approximately $21.0 million for 2000 as compared to net operating margins of $121.9 million for 1999. Cost of sales increased $77.7 million or 5% as compared to 1999. The decline in net operating margins was due primarily to the decrease in broiler sales prices discussed above and increases in field production and processing costs. These increases were partially offset by lower feed ingredient costs. Feed ingredient costs declined 3.3% in 2000 as compared to 1999. Management believes lower feed ingredient prices reflect the continuation of weak U.S. grain exports and favorable grain harvests during the past three years. The Association's pork division posted an operating margin of $86 thousand as compared to operating losses of $6.7 million for 1999.

  The increase in distribution, administrative and general expenses in 2000 reflected additions to the allowance for doubtful accounts resulting from a customer bankruptcy, the additional week of operations in 2000, and the costs associated with the centralization of the sales and marketing functions of the poultry operations in July 1999.

  The components included in other deductions totaled $27.2 million in 2000 as compared to $18.4 million in 1999.
Interest and dividend income of $7.6 million in 2000 included income from the preferred securities purchased from Southern States in October 1999 of $5.8 million. Interest expense was $30.4 million for 2000 as compared to $26.0 million for 1999. The increases primarily reflected higher average borrowings necessary to fund the purchase of Southern States securities for $98.6 million in October 1999 and the repurchase of $25.7 million of accounts and crop notes receivable from Southern States in September 1999. See Note
11 of Notes to Consolidated Financial Statements. In addition, borrowings increased during 2000 as a result of cash used to fund operating losses. Equity in loss of affiliate of $4.4 million represented the Association's pro rata share of Golden Peanut Company's loss for 2000. This compared to the $188 thousand pro rata share of the affiliate's earnings for 1999. Golden Peanut Company's loss for fiscal 2000 resulted from litigation related expenses and inventory write-downs. The Association's pro rata share of the litigation expense was 40%, as compared to the current 25% equity interest, which was the ownership percentage at the time of the events giving rise to the litigation. See Note
10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net was income of $33 thousand for 2000 as compared to $5.3 million for 1999. Miscellaneous, net for 2000 includes losses of $4.7 million from the Association's ownership interest in a company engaged in the manufacture and distribution of fertilizer additives. An insurance settlement of $3.9 million, representing the recovery of product theft losses at the Association's South Carolina poultry complex, was received in 2000. Miscellaneous, net also included a $615 thousand gain in 2000 from the Association's ownership interest in a pecan processing and marketing company as compared to a $824 thousand gain in 1999.

  For 2000 and 1999, the Association's combined federal and state effective income tax rates were (46)% and 33%, respectively. Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible patronage payments, if applicable. See Note 7 of Notes to Consolidated Financial Statements.

  In response to the adverse operating conditions experienced in 2000, the Association has implemented a profit recovery plan, including cut backs in live broiler production, reduction in plant operating hours, salary reductions for senior management and salary freezes for salaried employees.
A curtailment/reduction in certain benefit plans has also been instituted with increased cost shifting to employees. Total savings before income taxes from these changes is anticipated to approximate $12 million annually with a one time benefit of $30 million in 2001. However, if broiler sales prices deteriorate further or operating costs increase without a corresponding increase in broiler sales prices, the Association will have to implement further cost reduction measures or consider the sale of assets or investments.

                   Financial Condition


Liquidity and Capital Resources

  The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility. In August 1998, the Association refinanced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. Upon the consummation of the sale of certain assets of the Agri-Services segment in October 1998, the bridge loan was repaid. See Notes 1 and 11 of Notes to Consolidated Financial Statements. In 1998, the Association obtained a $50 million term loan from an agricultural credit bank and a $69.9 million rolling four-month equity swap arrangement with a commercial bank. The equity swap was refinanced in 1999 for $58.1 million and was refinanced again in 2000 for $42.9 million.
In December 1999, the Association reduced its $250 million secured committed credit facility to $200 million and in July 2000 increased the facility to $220 million. The facility includes a three-year $120 million revolving credit commitment and a $100 million 364-day line of credit commitment which expires on November 6, 2000. At September 30, 2000, the Association had unused loan commitments of $22 million.

  As of October 10, 2000, the Association had received $240 million in commitments for Senior Secured Credit Facilities with a group of financial institutions that will include a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan.
The interest rates on the 364-day and two year term facilities will range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition, while interest on the five year term loan will be fixed at 4.75% over the Five Year U. S. Treasury Note at the loan closing date. These credit facilities are expected to close on or before November 6, 2000. The Association's senior notes, senior secured credit facilities and term loan with an agricultural bank will be secured by substantially all of the Association's inventory, receivables, and property, plant and equipment and subject to similar covenants and conditions as the prior agreement. In the event the aforementioned senior secured credit facilities are not consummated, Gold Kist's liquidity would be significantly affected and, as a result, alternative plans would require implementation. See Note 4 of Notes to Consolidated Financial Statements.

  Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At July 1, 2000, the Association was in compliance with, or had obtained waivers for, all applicable loan covenants. See Note 4 of Notes to Consolidated Financial Statements.

  In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States. Proceeds of $218.3 million from the sale represented an amount equal to $39.9 million plus 100% of estimated net current asset value less the remaining obligations under an industrial development bond, a lease obligation assumed by Southern States and a $10.0 million hold back deduction provided for in the asset purchase agreement. In connection with the sale of assets transaction, Southern States delivered to the Association a post-closing statement of net asset value (the "post-closing valuation") prepared pursuant to the terms of the purchase agreement. The Association subsequently objected to Southern States' post-closing valuation principally with regard to the valuation of accounts and crop notes receivable. In order to resolve the post-closing valuation, the Association agreed in September 1999 to repurchase from Southern States approximately $34.5 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999. In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry an initial weighted average dividend rate of 7.8%. Gold Kist is permitted to sell the preferred securities, which are classified as investments in the accompanying consolidated balance sheet, pursuant to applicable securities regulations. See Note 11 of Notes to Consolidated Financial Statements.

  In 1999, the operating activities of continuing operations provided $156.2 million in cash as a result of the improvement in poultry operating margins. Net cash from investing activities reflected proceeds of $218.3 million from the sale of the Agri-Services segment. Cash flow from investing activities included $14.2 million from the sale of loans and disposals of investments. The proceeds from these activities were used to repay short-term borrowings and long-term debt, which included maturing Subordinated Certificates. In addition, cash uses included the funding of capital expenditures of $31.9 million and redemptions of equity.

  In 2000, the operating activities of continuing operations used $7.8 million in cash as a result of the net operating loss caused by the depressed poultry market conditions. Net cash used in investing activities included the purchase of the Southern States securities for $98.6 million and the repurchase of accounts and crop notes receivable from Southern States for a net amount of $20.5 million. See Note 11 of Notes to Consolidated Financial Statements. In addition, cash was used to fund capital expenditures of $29.9 million and to pay patronage refunds and equity redemptions of $5.8 million. Existing cash balances and increases in short and long term borrowings were used to fund these activities.

  Working capital and patrons' equity were $23.8 million and $239.5 million, respectively, at July 1, 2000 as compared to $100.1 million and $279.4 million, respectively, at June 26, 1999. The decrease in working capital reflected the increase in short-term borrowings and current maturities of long term debt. The decline in patrons' equity reflected the $10.3 million decline in value of a marketable equity security, net equity redemptions of $3.5 million and the $26.1 million net loss.

  The Association plans capital expenditures of approximately $35 million in 2001 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2001 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2001, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at July 1, 2000 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2001 and to fund the repayment of outstanding Subordinated Certificates as they mature.

Year 2000 Disclosure Statement

  The year 2000 problem is the result of computer programs written using two digits (rather than four) to define the applicable year. Any of the computer programs that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

  The Association completed its preparation for the year 2000 issue in November 1999 and as of September 30, 2000, there have been no significant business interruptions related to the year 2000 issue. The Association will continue to monitor and test its systems and those of our key vendors and develop contingency plans, if needed, should any issues be identified. The Association's cost of repairing the IT systems and non-IT systems was approximately $800 thousand, of which approximately $300 thousand was spent in fiscal 2000.

Important Considerations Related to Forward-Looking Statements

  It should be noted that this discussion contains forward-looking statements which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. In light of these risks and uncertainties, the Association cautions readers not to place undue reliance on any forward-looking statements. The Association undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

  Among the factors that may affect the operating results of the Association are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of sales and marketing programs; (v) risks associated with leverage, including cost increases due to rising interest rates; (vi) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (vii) access to foreign markets together with foreign economic conditions; and (viii) changes in general economic conditions.

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

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by FASB Statement No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options. The Company's futures have historically been designated as hedges and options have been marked to market. Effective in the first quarter of 2001, changes in the fair value of these derivatives will be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings. The disclosure requirements of the Statement will be reflected in the Association's 2001 consolidated financial statements. The effect of the adoption of the new Statement in the first quarter of 2001 is not expected to be significant to the financial statements.


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

Commodities Risk

  The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures contracts, primarily corn and soybean meal, are recognized when closed and option contracts are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's committed secured credit facility limit the use of cash forward contracts and commodities futures and options to hedge no more than twenty-six weeks of the Association's soybean meal and corn requirements. At July 1, 2000, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material and there were no significant deferred gains or losses.



Item 8.    Financial Statements and Supplementary Data.


                             INDEX

                                                          Page
GOLD KIST INC.
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Reports                               18
Consolidated Balance Sheets as of June 26, 1999
 and July 1, 2000                                           20
Consolidated Statements of Operations for the years
 ended June 27, 1998, June 26, 1999 and July 1, 2000        21
Consolidated Statements of Patrons' and Other Equity
 and Comprehensive Income (Loss) for the years ended
 June 27, 1998, June 26, 1999 and July 1, 2000              22
Consolidated Statements of Cash Flows for the years
 ended June 27, 1998, June 26, 1999 and July 1, 2000        23
Notes to Consolidated Financial Statements                  24

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

Valuation and Qualifying Accounts  for the years ended
 June 27, 1998, June 26, 1999 and July 1, 2000              45



                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

   We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 26, 1999 and July 1, 2000, and the related consolidated statements of operations, patrons' and other equity and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended July 1, 2000, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries, an investment accounted for using the equity method of accounting, as described in Note 10(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, LLC and Subsidiaries, is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 26, 1999 and July 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Atlanta, Georgia
September 8, 2000,
except for the sixth
paragraph of Note 4
as to which the date
is October 10, 2000


            REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Golden Peanut Company, LLC

   We have audited the accompanying consolidated balance sheets of Golden Peanut Company, LLC and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, members' equity, and cash flows for each of the three years in the period ended June 30, 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company, LLC and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP


Atlanta, Georgia
August 25, 2000, except the third
paragraph of Note 6, as to which
the date is October 11, 2000.



                                GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                               June 26, 1999     July 1, 2000
                             ASSETS
Current assets:
 Cash and cash equivalents                       $ 20,810             8,671
 Receivables, principally trade, less
  allowance for doubtful    accounts of
  $3,261 in 1999 and $4,041 in 2000               109,060           106,698
 Inventories (note 2)                             182,799           183,061
 Deferred income taxes                             17,842            16,360
 Other current assets                              28,999            18,924
  Total current assets                            359,510           333,714
Investments (notes 10 and 11)                     106,199           167,988
Property, plant and equipment, net
  (note 3)                                        248,016           239,188
Other assets                                      100,412           140,400
                                                 $814,137           881,290

 LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of
 long-term debt (note 4):
  Short-term borrowings                          $ 58,085           131,910
  Subordinated loan certificates                   10,095                40
  Current maturities of long-term debt             16,820            34,352
                                                   85,000           166,302
 Accounts payable                                  84,393            72,325
 Accrued compensation and related expenses         36,165            24,052
 Interest left on deposit (note 4)                 10,487            11,528
 Other current liabilities                         43,317            35,756
  Total current liabilities                       259,362           309,963
Long-term debt, excluding current
  maturities (note 4)                             186,913           251,714
Accrued postretirement benefit costs
  (note 8(b))                                      53,432            58,407
Other liabilities                                  35,063            21,716
  Total liabilities                               534,770           641,800
Patrons' and other equity (note 6):
 Common stock, $1.00 par value -
  Authorized 500 shares;      issued and
  outstanding 31 in 1999 and 30 in 2000                31                30
 Patronage reserves                               204,080           197,520
 Accumulated other comprehensive income -
  unrealized gain on   marketable equity
  security (note 10(a))                            19,015             8,747
 Retained earnings                                 56,241            33,193
  Total patrons' and other equity                 279,367           239,490
Commitments and contingencies (notes 4,
  5, 6, 8, 9 and 10(b))
                                                 $814,137           881,290


         See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands)
                                                      Years Ended
                                     June 27, 1998   June 26, 1999  July 1, 2000
Net sales volume                       $1,651,115       1,766,104    1,706,884
Cost of sales                           1,662,376       1,567,906    1,645,614
   Gross margins (loss)                   (11,261)        198,198       61,270
Distribution, administrative and
   general expenses                        66,695          76,258       82,297
   Net operating margins (loss)           (77,956)        121,940      (21,027)
Other income (deductions):
   Interest and dividend income             1,955           2,177        7,572
   Interest expense                       (26,910)        (26,050)     (30,425)
   Equity in earnings (loss) of
      affiliate (note 10(b))                4,369             188       (4,393)
   Miscellaneous, net (note 10(a))          6,383           5,316           33
      Total other deductions              (14,203)        (18,369)     (27,213)
   Margins (loss) from continuing
      operations before income taxes      (92,159)        103,571      (48,240)
Income tax expense (benefit)-(note 7)     (35,123)         34,210      (22,154)
   Margins (loss) from continuing
      operations                          (57,036)         69,361      (26,086)
Discontinued operations
   (notes 7 and 11):
   Loss from operations of discontinued
      Agri-Services segment (less
      applicable income tax benefit
      of $(8.6) million for 1998)         (15,130)              -            -
   Loss on disposal of Agri-Services
      segment including provision of
      $20.4 million accrued in 1998
      for operating losses during
      phase out period (less appli-
      cable income tax benefit of
      $(16.5) million for 1998 and
      $(4.3) million for 1999).           (30,622)         (8,034)           -
   Net margins (loss)                  $ (102,788)         61,327      (26,086)



           See accompanying notes to consolidated financial statements.


                              GOLD KIST INC.
            CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                     AND COMPREHENSIVE INCOME (LOSS)
         For the Years Ended June 27, 1998, June 26, 1999 and July 1, 2000
                          (Amounts in Thousands)

                                          Accumulated other
                                           comprehensive
                                         income - unrealized
                                           gain (loss) on
                       Common  Patronage  marketable equity  Retained
                       stock    Reserves      security       earnings   Total
June 28, 1997         $  32      203,988      32,749         109,306   346,075
 Comprehensive loss:
  Net loss for 1998       -            -           -        (102,788) (102,788)
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))       -            -      (5,650)              -    (5,650)
 Total comprehensive
  loss                                                                (108,438)
 Redemptions and other
   changes                1       (5,471)            -         1,839    (3,631)
June 27, 1998            33      198,517      27,099           8,357   234,006
 Comprehensive income:
  Net margins for 1999    -       14,990           -          46,337    61,327
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))         -           -     (8,084)              -    (8,084)
 Total comprehensive
  income                                                                53,243
 Cash portion of
  nonqualified
  patronage refund        -       (2,263)          -               -    (2,263)
 Redemptions and other
  changes                (2)      (7,164)          -           1,547    (5,619)
June 26, 1999            31      204,080      19,015          56,241   279,367
 Comprehensive loss:
  Net loss for 2000       -            -           -          (26,086) (26,086)
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))       -            -     (10,268)              -   (10,268)
 Total comprehensive
  loss                                                                 (36,354)
 Redemptions and other
  changes                (1)      (6,560)          -           3,038    (3,523)
July 1, 2000        $    30      197,520       8,747          33,193   239,490



     See accompanying notes to consolidated financial statements.


                                 GOLD KIST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                                     Years Ended
                                    June 27, 1998   June 26, 1999  July 1, 2000
Cash flows from operating activities:
 Margins (loss) from continuing
  operations                         $ (57,036)         69,361        (26,086)
 Non-cash items included in margins
  (loss) from continuingoperations:
  Depreciation and amortization          37,547         40,979         43,312
  Equity in (earnings) loss of
   affiliate                             (4,369)          (188)         4,393
  Deferred income tax expense
   (benefit)                           (14,486)         10,460        (18,373)
  Other                                  8,549            (988)         2,855
 Changes in operating assets and
  liabilities:
  Receivables                            (8,225)        (1,103)         2,362
  Inventories                            5,285          (8,595)          (262)
  Other current assets                   28,539         14,072          1,209
  Accounts payable and accrued
   expenses                             (5,919)         33,159        (18,282)
  Interest left on deposit                  56            (964)         1,041
Net cash provided by (used in)
 operating activities of continuing
 operations                            (10,059)        156,193         (7,831)
Net cash provided by (used in)
 operating activities of
 discontinued operations               (52,400)         34,083              -
Net cash provided by (used in)
 operating activities                  (62,459)        190,276         (7,831)
Cash flows from investing
 activities:
 Acquisitions of investments            (2,236)              -        (98,605)
 Acquisitions of property, plant and
  equipment                            (54,360)        (31,887)       (29,874)
 Acquisition of subsidiary minority
  interest                             (53,104)              -              -
 Proceeds from disposal of investments   1,305           6,028          3,429
 Proceeds from sale of loans                 -           8,191              -
 Other                                   1,444           2,598         (2,592)
Net cash used in investing activities
 of continuing operations             (106,951)        (15,070)      (127,642)
Net cash provided by (used in)
 investing activities of dis-
 continued operations:
  Proceeds from sale of the Agri-
   Services segment                          -         218,313              -
  Repurchase of accounts and crop
   notes receivable, net                     -               -        (20,538)
  Other                                  (6,385)             -          3,554
Net cash provided by (used in)
 investing activities                 (113,336)        203,243       (144,626)
Cash flows from financing
 activities:
 Short-term borrowings, net              21,578       (168,764)        63,770
 Proceeds from long-term debt          272,116          85,699        100,000
 Principal payments of long-term
  debt                                (120,400)       (295,814)       (17,667)
 Patronage refunds and other equity
  paid in cash                          (3,631)         (5,619)        (5,785)
Net cash provided by (used in)
 financing activities.                 169,663        (384,498)       140,318
Net change in cash and cash
 equivalents                            (6,132)          9,021        (12,139)
Cash and cash equivalents at
 beginning of year                      17,921          11,789         20,810
Cash and cash equivalents at end
 of year                              $  11,789         20,810          8,671
Supplemental disclosure of cash
 flow data:
 Cash paid during the years for:
  Interest (net of amounts
   capitalized)                       $  45,577         28,512         29,738
  Income taxes                        $       -         12,465          2,940

          See accompanying notes to consolidated financial statements.

                   GOLD KIST INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    June 27, 1998, June 26, 1999 and July 1, 2000
            (Dollar Amounts in Thousands)


(1)  Summary of Significant Accounting Policies

  Gold Kist Inc. is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist
Inc. has approximately 25,000 farmer members and other cooperative associations located principally in the southeastern United States. Gold Kist Inc. operates fully integrated broiler production, processing and marketing operations, as well as pork production facilities. These operations provide marketing and purchasing services to approximately 2,300 breeder, broiler and pork producers.

  Gold Kist Inc. and Southern States Cooperative, Incorporated ("Southern States") entered into an Asset Purchase Agreement (the "Agreement"), dated as of July 23, 1998, pursuant to which Gold Kist Inc. agreed to sell and assign, and Southern States agreed to purchase and assume, the assets and certain of the liabilities of Gold Kist Inc.'s agricultural inputs business. In October 1998, Gold Kist Inc. completed the sale of assets and certain liabilities to Southern States. The affected assets included substantially all of the assets of the Agri-Services segment (see note 11).

  The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices among agricultural cooperatives. The following is a summary of the significant accounting policies.

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

         Raw materials and supplies consist of feed
     ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist engages in commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Futures contracts are accounted for as hedges and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as a part of product
     cost.   At June 26, 1999 and July 1, 2000, there were no
     significant unrealized commodity futures positions.




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

  (d)  Revenue Recognition

          Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer.

  (e)  Property, Plant and Equipment

         Property, plant and equipment is recorded at cost.
     Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

  (f)  Investments

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

         Gold Kist's investment in Golden Peanut Company is accounted for using the equity method (see note 10(b)).
     Other investments accounted for under the equity method are not significant.

  (g)  Income Taxes

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

  (h)  Fair Value of Financial Instruments

         Gold Kist's financial instruments include cash and cash equivalents, receivables and accounts payables and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables and accounts payables and accrued expenses, interest left on deposit, certain short-term debt which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 26, 1999 and July 1, 2000 unless otherwise specified (see notes 1(f) and 4).

  (i) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         Gold Kist applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).
     SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j)  Comprehensive Income

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

  (k)  Fiscal Year

         Gold Kist employs a 52/53 week fiscal year. The consolidated financial statements for 1998 and 1999 reflect 52 weeks. Fiscal 2000 was a 53 week year.
     Fiscal 2001 will be a 52 week year.

  (l)  Use of Estimates

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



                          GOLD KIST INC.
         Notes to Consolidated Financial Statements, Continued
                    (Dollar Amounts in Thousands)


 (2) Inventories

  Inventories are summarized as follows:

                                       1999      2000
          Live poultry and hogs      $ 93,999    97,623
          Marketable products          56,097    53,367
          Raw materials and supplies   32,703    32,071
                                     $182,799   183,061

(3)  Property, Plant and Equipment

  Property, plant and equipment is summarized as follows:

                                       1999     2000
          Land and land improvements $ 33,406    33,654
          Buildings                   186,635   185,626
          Machinery and equipment     397,655   386,108
          Construction in progress      1,134     7,937
                                      618,830   613,325
          Less accumulated
            depreciation              370,814   374,137
                                     $248,016   239,188

(4)  Notes Payable and Long-Term Debt

  Short-term borrowings at July 1, 2000 include $42.9 million under a rolling four-month secured agreement with a commercial bank entered into in April 1998. The commercial bank holds a marketable equity security owned by Gold Kist as collateral (see note 10(a)). The Company is required to maintain funds with the bank to account for volatility in the market price of the security held as collateral. Interest on the borrowings are at one-month London Interbank Offered Rate (LIBOR) plus
 .75% per annum. The Company earns interest on the collateral funds at rates that approximate the federal funds rate.

  The Company's long-term debt includes a $20 million single installment senior note, the Series A Senior Notes and the Series B Senior Notes with an insurance company. The interest rates on these notes are adjusted quarterly in accordance with the Company's financial condition. As of July 1, 2000, interest rates on the single installment interest notes, the Series A Senior Notes and the Series B Senior Notes were 11.1%, 9.35% and 9.69%, respectively.

  At June 26, 1999, the Company's syndicated credit facility included a secured $125 million 364-day line of credit commitment and a secured $125 million three-year revolving credit facility with a group of financial institutions. The 364-day line of credit and three-year revolving credit facility, as well as, the Company's senior notes payable, term loan with an agricultural credit bank and any letters of credit were secured by all inventory and receivables of the Company and by mortgages on the Company's facilities in Marshall County, Alabama and Sumter County, South Carolina.
In July 2000, the Company reduced the secured committed credit facility to $220 million, which includes a three-year $120 million revolving credit agreement and a $100 million 364-day line of credit. The $220 million secured credit facility will expire on November 6, 2000.



                      GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
               (Dollar Amounts in Thousands)

  As of July 1, 2000, the balance outstanding under the 364-day line of credit was $89.0 million with a weighted average interest rate of 9%. Subordinated loan certificates of $10.1 million at June 26, 1999 bore interest rates of 6.3% to 6.4% with terms of one year and were unsecured.

  Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist.
Additional interest on these amounts accrues at the same rates as the related certificates.

  As of October 10, 2000, the Company had received $240 million in commitments for Senior Secured Credit Facilities with a group of financial institutions that will include a $100 million 364-day revolving line of credit, a $95 million two year term loan and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities will range from 2.25% to 3% over LIBOR, adjusted quarterly based on the Company's financial condition, while interest on the five year term loan will be fixed at 4.75% over the Five
Year U. S. Treasury Note at the loan closing date. These credit facilities are expected to close on or before November
6, 2000. The Company's senior notes, senior secured credit facilities and term loan with an agricultural bank will be secured by substantially all of the Association's inventory, receivables, and property, plant and equipment and subject to similar covenants and conditions as the prior agreement. In the event the aforementioned senior secured credit facilities are not consummated, Gold Kist's liquidity would be significantly affected and, as a result, alternative plans would require implementation.

  Long-term debt is summarized as follows:


                                                             1999        2000
    Single installment senior note due in June
     2001 with interest payable quarterly                 $ 20,000      20,000
    Series A senior notes, due in annual
     installments of $2,727 beginning in
     February 2002 with interest payable
     quarterly                                              30,000      30,000
    Series B senior notes, due in annual
     installments of $2,272 beginning in
     May 2002 with interest payable
     quarterly                                              25,000      25,000
    Revolving credit agreements with financial
     institutions  (weighted average rate of
     8.1% at July 1, 2000)                                       -     100,000
    Term loan agreements with agricultural
     credit bank, due in semi-annual install-
     ments of $1,785 with interest payable
     quarterly (weighted average interest
     rate of 7.7% at June 26, 1999 and 8.5%
     at July 1, 2000)                                       48,215      44,645
    Subordinated capital certificates of
     interest with fixed maturities ranging
     from two to fifteen years, unsecured
     (weighted average interest rate of 7.6%
     at June 26, 1999 and July 1, 2000)                     66,905      53,863
    Tax exempt industrial revenue bonds with
     varying interest rates, due in quarterly
     and annual installments through 2016,
     secured by property, plant and equipment               10,450      10,000
    Pro rata share of mortgage loan, at 8.47%
     interest, due in monthly installments
     to June 30, 2004, secured by a building                 1,627       1,360
    Other                                                    1,536       1,198
                                                           203,733     286,066
  Less current maturit ies                                  16,820      34,352
                                                          $186,913     251,714

  Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the senior notes at June 26, 1999 and July 1, 2000 was approximately $72.4 million and $74.4 million, respectively. Based upon discounted cash flows of future payments, assuming interest rates available to the Association for issuance of debt with similar terms and remaining maturities, the estimated fair value of the term loans with the agricultural credit bank at June 26, 1999 and July 1, 2000 was approximately $45.3 million and $41.8 million, respectively.




                     GOLD KIST INC.
    Notes to Consolidated Financial Statements, Continued
              (Dollar Amounts in Thousands)

    The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At July 1, 2000, the Association was in compliance with, or had obtained waivers for, all loan covenants.

    Annual required principal repayments on long-term debt for the five years subsequent to July 1, 2000 are as follows:

       Year:
       2001                                      $ 34,352
       2002                                       122,836
       2003                                        16,282
       2004                                        22,136
       2005                                        10,860

(5)  Leases

  Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for 1998, 1999 and 2000 was $12.8 million, $13.4 million and $16.3 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 2000 are as follows:


       2001                                         $11,003
       2002                                           8,819
       2003                                           5,691
       2004                                           3,452
       2005                                           1,971

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

  Patronage reserves represent undistributed member margins allocated as either qualified or nonqualified notified equity, less income taxes paid on undistributed nonqualified equity. Qualified notified equity is deductible for income tax purposes when allocated; whereas, nonqualified notified equity is deductible upon redemption. The redemption of qualified and nonqualified notified equity is subject to the discretion of the Board of Directors. Patronage reserves do not bear interest and are subordinated to all certificates outstanding and indebtedness of Gold Kist.

  Retained earnings include an allocation of member margins based on financial ratios, as well as cumulative net margins (losses) resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries, and losses from patronage operations. Also included are amounts related to the early redemption of notified equity, representing the difference between the face value and the redemption amounts.


                       GOLD KIST INC.
      Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

(7) Income Taxes

  Total income tax expense (benefit) was allocated as follows:

                                                  1998        1999       2000
  Margins (loss) from continuing operations    $(35,123)     34,210     (22,154)
  Discontinued operations                        (8,571)          -           -
  Loss on disposal of Agri-Services segment,
    including operating losses during phase
    out period                                  (16,489)     (4,326)          -
  Patrons' and other equity - accumulated
    comprehensive income - unrealized gain on
    marketable equity security                   (3,043)     (4,353)     (5,040)
                                               $(63,226)     25,531     (27,194)

  The provisions for income tax expense (benefit), principally
Federal, related to margins (loss) from continuing operations consist of the following:

                                                  1998        1999        2000
  Current expense (benefit)                    $(20,637)     23,750      (3,781)
  Deferred expense (benefit)                    (14,486)     10,460     (18,373)
                                               $(35,123)     34,210     (22,154)

  Gold Kist's combined federal and state effective tax rate from operations for 1998, 1999 and 2000 was (38)%, 33% and
(46)%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 1998, 1999 and 2000 to margins (loss) from continuing operations before income taxes for the applicable year follows:

                                                  1998        1999       2000
  Computed expected income tax expense
    (benefit)                                  $(32,256)     36,250     (16,884)
  Increase (decrease) in income tax expense
    (benefit) resulting from:
    Cash portion of nonqualified patronage
     refund                                           -        (792)          -
    Effect of state income taxes, net of
     Federal benefit                             (2,199)      1,274      (2,644)
    Nonqualified equity redemptions              (1,203)     (1,543)     (1,187)
    Employment credits                              (80)       (109)       (219)
    Other, net                                      615        (870)     (1,220)
                                               $(35,123)     34,210     (22,154)

                   GOLD KIST INC.
  Notes to Consolidated Financial Statements, Continued
            (Dollar Amounts in Thousands)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 26, 1999 and July 1, 2000 are as follows:

                                                              1999       2000
  Deferred tax assets:
    Postretirement benefits                                  $20,694    22,781
    Federal tax operating loss carryforward                        -     9,058
    Insurance accruals                                        10,437    10,092
    Federal alternative minimum tax carryforward               1,408     1,678
    Allowance for doubtful accounts                            1,523     1,811
    State tax operating loss carryforwards                     2,111     3,777
    Equity in partnerships                                     2,221     4,622
    Investment reserve...                                      5,698     7,822
    Discontinued operations                                    3,708     3,708
    Other                                                      1,144     3,606
     Total gross deferred tax assets                          48,944    68,955
    Less valuation allowance                                    (620)     (397)
     Total net deferred tax assets                            48,324    68,558

  Deferred tax liabilities:
    Unrealized gain on marketable equity security            (10,239)   (5,199)
    Accelerated depreciation                                  (4,229)   (6,048)
    Deferred compensation                                     (7,727)   (8,117)
     Total deferred tax liabilities                          (22,195)  (19,364)
     Net deferred tax assets                                $ 26,129    49,194

  The net change in the total valuation allowance for the years ended 1998, 1999 and 2000 was an increase of $58, a decrease of $516 and a decrease of $223, respectively. The
Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

  At July 1, 2000, Gold Kist has an alternative minimum tax carryforward for federal income tax purposes of $1.7 million, which is available to offset future federal income taxes, if any. The federal tax operating loss carryforward of $26 million at July 1, 2000 expires on July 1, 2020, which is available to offset future federal income taxes, if any, during such period.

(8) Employee Benefits

  (a)  Pension Plan

         Gold Kist has a noncontributory defined benefit pension plan covering substantially all of its employees and directors and an affiliate's employees (participants). The affiliate's benefit obligation, plan assets and net periodic benefit cost are not included in the following tables. The plan provisions covering the salaried participants provides pension benefits that are based on the employees' compensation during the years before retirement or other termination of employment.
     The plan provisions covering the hourly participants provides pension benefits that are based on years of service. Gold Kist's funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and United States Government and Agency obligations.

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

  The following table sets forth the plans' change in benefit obligation, change in plan assets and economic assumptions for the years ended June 26, 1999 and July 1, 2000.

                                                               Medical & Life
                                          Pension Benefits   Insurance Benefits
                                          1999       2000     1999        2000
Change in benefit obligation
Benefit obligation at beginning
  of year                               $129,299    121,685   59,612     66,057
Service cost                               4,470      4,072    3,181      3,539
Interest cost                              9,145      8,914    4,106      4,679
Actuarial (gains) and losses               4,834     (4,208)   5,184      1,764
Benefits paid (other than
  settlements)                            (5,258)   (12,987)  (2,443)    (2,968)
Plan amendments                                -     12,928        -          -          -
Divestitures, curtailments, or
  settlements                            (22,177)         -   (3,583)         -
Special termination benefits               1,372          -        -          -
Benefit obligation at end of year        121,685    130,404   66,057     73,071

Change in plan assets
Fair value of plan assets at
  beginning of year                      182,612    179,910        -          -
Actual return on plan assets              18,659     12,139        -          -
Contributions by employer                  2,202      1,420    2,443      2,968
Benefits paid (other than
  settlements)                            (5,258)   (12,987)  (2,443)    (2,968)
Settlements                              (18,305)         -        -          -
Fair value of plan assets at
  end of year                            179,910    180,482        -          -

Funded status                             58,225     50,078  (66,057)   (73,071)
Unrecognized transition (asset)
  /obligation                             (4,503)    (3,327)       -          -
Unrecognized prior service cost            3,991     16,320      443        376
Unrecognized actuarial (gain)
  /loss                                 (30,090)   (33,548)    9,051     10,639
Contributions after the measure-
  ment date                                  167        174      626        781
Additional liability                        (555)    (1,963)       -          -
Prepaid expense/(accrued
  liability)                            $ 27,235     27,734  (55,937)   (61,275)
    Less current portion                                       2,505      2,868
                                                            $(53,432)   (58,407)

Weighted-average assumptions as of year-end

Discount rate                               7.25%      8.00%    7.25%      8.00%
Expected return on plan assets              9.50       9.50        -          -
Rate of compensation increase               5.50       5.02        -          -

  The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 26, 1999 was 6.5%, declining ratably to 5% by the year 2002 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at July 1, 2000 was 8%, declining ratably to 5% by the year 2005 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of July 1, 2000 by $16,028. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of July 1, 2000 by $2,758.


                      GOLD KIST INC.
     Notes to Consolidated Financial Statements, Continued
               (Dollar Amounts in Thousands)

                                                               Medical & Life
                                     Pension Benefits         Insurance Benefits
                                 1998     1999     2000      1998   1999  2000
Components of net periodic
  benefit cost
Service cost                  $  4,485    4,470    4,072     2,917  3,181 3,539
Interest cost                    8,676    9,145    8,914     4,290  4,106 4,679
Estimated return on plan
  assets                       (12,077) (13,681) (13,899)        -      -     -
Net amortization                  (347)      17      433       155    130   243
Net periodic benefit
  expense (income)            $    737      (49)    (480)    7,362  7,417 8,461

  A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components as of July 1, 2000 by $1,191. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components as of July 1, 2000 by $968.

(9) Contingent Liabilities and Commitments

  Gold Kist is a party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist, or are not material in amount.

  Gold Kist is a guarantor of $60.0 million under a $75.0 million secured loan agreement between an agricultural credit bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At July 1, 2000, the amounts outstanding under this facility were $70.3 million.

  Gold Kist is a guarantor of a $6.0 million secured loan agreement between a commercial bank and Scott G. Williams, a fertilizer additive manufacturer and marketer, in which Gold Kist holds a 50% equity interest. At July 1, 2000, the amounts outstanding under this facility were $5.2 million.

  Gold Kist received proceeds in prior years for collateralized loans sold with recourse to an insurance company, of which $9.0 million was outstanding at July 1, 2000. No gain or loss was recognized on the sale of these loans.

(10) Investments

  (a)  Marketable Equity Security

       At June 27, 1998, the Association's marketable equity security was carried at its fair value of $62.4 million, which represents a gross unrealized gain of $41.7 million. The 1998 gross unrealized gain, net of deferred taxes of $14.6 million, has been reflected as a separate component of patrons' and other equity. At June 26, 1999, the Association's marketable equity security was carried at its fair value of $50.0 million, which represents a gross unrealized gain of $29.3 million. The 1999 gross unrealized gain, net of deferred taxes of $10.2 million, has been reflected as a separate component of patrons' and other equity. At July 1, 2000, the Association's marketable equity security was carried at its fair value of $34.2 million, which represents a gross unrealized gain of $13.5 million. The 2000 gross unrealized gain, net of deferred income taxes of $4.7 million, has been reflected as a separate component of patrons' and other equity.

        Dividends of $625 thousand, $656 thousand and $690 thousand are included in miscellaneous, net for the years ended June 27, 1998, June 26, 1999 and July 1, 2000, respectively.

  (b)  Golden Peanut Company

       Gold Kist has a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in Golden Peanut amounted to $19.7 million and $14.2 million at June 26, 1999 and July 1, 2000, respectively. In 1999 and 2000, Gold Kist made additional investments of $1.9 million and $1.2 million,


                        GOLD KIST INC.
       Notes to Consolidated Financial Statements, Continued
                 (Dollar Amounts in Thousands)

         respectively.   In 1998, 1999 and 2000, Gold Kist
     received distributions of $5.8 million, $5.1 million and $2.3 million, respectively, from Golden Peanut. Golden Peanut has a $450 million commercial paper facility supported by annual and seasonal backup lines of credit
     with various banks.   At July 1, 2000, borrowings of
     $190.5 million were outstanding under the commercial paper facility.

     Summarized financial information of Golden Peanut is shown below:

             Condensed Consolidated Balance Sheets
                                                    1999      2000
     Current assets                               $222,115   254,664
     Property, plant and equipment, net
       and other noncurrent assets                  37,246    65,979
       Total assets                               $259,361   320,643
     Current liabilities                          $186,740   236,918
     Accrued postretirement benefits other
       than pensions                                7,230      8,394
     Other noncurrent liabilities                   4,511      7,434
     Members' equity                                60,880    67,897
       Total liabilities and members' equity      $259,361   320,643

Condensed Consolidated Statements of Operations
                                        1998       1999       2000
     Net sales and other
       operating income               $436,615    447,676    468,372
     Costs and expenses                423,510    445,296    478,059
       Net earnings (loss)            $ 13,105      2,380     (9,687)

         In 1998, Gold Kist received $2.1 million in rental income from Golden Peanut under an operating lease agreement for peanut shelling and procurement facilities. Beginning in 1999 annual rent payments to Gold Kist were reduced to $1.00. Gold Kist received procurement commissions, royalties and administrative service fees of $2.5 million, $1.2 million and $.8 million in 1998, 1999 and 2000, respectively. In addition, Gold Kist purchased $1.7 million of inventory from Golden Peanut in 1998.

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

   Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase-out period, have been segregated from continuing operations and reported separately in the consolidated statements of operations and cash flows for 1998 and 1999. Net sales volume of the Agri-Services segment was $720.0 million and $153.9 million,


                    GOLD KIST INC.
   Notes to Consolidated Financial Statements, Continued
             (Dollar Amounts in Thousands)


respectively, in 1998 and 1999. Gold Kist has allocated interest expense to Agri-Services segment based upon net operating assets employed at interest rates that approximate market. Interest expense charged to the Agri-Services segment for 1998 and 1999 was $20.8 million and $4.5 million, respectively.

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

   In order to complete the transaction, the Association committed to purchase from Southern States, subject to certain terms and conditions, up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry an initial weighted average dividend rate of 7.8%. Gold Kist is permitted to sell the preferred securities, which are classified as investments in the accompanying consolidated balance sheet, pursuant to applicable securities regulations.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

          Not Applicable.


                           PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                 Years
                                                       Term      Served as
Name                Age       Office                   Expires   Director
                    (as of
                    8/30/00)
W. A. Smith              41   Director (District 1)    2001      2

Herbert A. Daniel, Jr.   48   Director (District 2)    2001      5

Douglas A. Reeves        59   Director (District 3)    2000      6 months

James E. Brady, Jr.*     64   Director (District 4)    2002      16

W. Kenneth Whitehead     56   Director (District 5)    2002      7

Dan Smalley*             51   Director (District 6)    2002      15

A. Jack Nally*           57   Director (District 7)    2000      9

M. Michael Davis         49   Director (District 8)    2000      6

Phil Ogletree, Jr.       67   Director (District 9)    2001      23


*   Member of Board of Directors Executive Committee.  Mr.
Smalley serves as Chairman of the Board of Directors, and Mr.
Brady serves as Vice-Chairman of the Board.

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

The Executive Officers of Gold Kist are:

                                                   Years        Years
                                                   Served        Served
                                                   In that       with
    Name       Age       Office                    Office        Gold Kist
               (as of                              (as of        (as of
               8/30/00)                            8/30/00)      8/30/00)
G. O. Coan*         64   Chief Executive Officer,      5         41
                          and Chairman of the
                         Management Executive
                         Committee
John Bekkers*       55   President and Chief           5         15
                         Operating Officer
M. A. Stimpert      56   Senior Vice President,        4         17
                         Planning and Administration
Stephen O. West     54   Chief Financial Officer and   2         20
                         Treasurer
J. David Dyson      53   General Counsel, Vice         2         20
                         President and Secretary
Paul G. Brower      61   Vice President                21        21
                         Corporate Relations
Jerry L. Stewart    60   Vice President                19        37
                         Marketing and Sales
Donald W. Mabe      46   Vice President                3         15
                         Operations
Marshall Smitherman 58   Vice President                2         21
                         Purchasing
John K. McLaughlin  62   Vice President Pork and       2         16
                         Aquaculture
Allen C. Merritt    54   Vice President, Science       2         28
                         and Technology
Harry T. McDonald   55   Vice President,               5 months  3
                         Human Resources
W. F. Pohl, Jr.     50   Controller                    18        24


*Member of Management Executive Committee

     The officers serve for terms of one year and until their successors are elected by the Board of Directors.
     During the past five years, the principal occupation of each of the above named executive officers, with exception of Michael A. Stimpert, Donald W. Mabe, Marshall Smitherman, and Harry T. McDonald has been as an officer or employee of Gold Kist.
     Mr. Michael A. Stimpert was elected Senior Vice President, Planning and Administration, effective April 1, 1996. He previously served as Vice President from January 1, 1996 until election to his current position. From December 19, 1986 until January 1996, Mr. Stimpert served as Executive Vice President of Golden Peanut Company, a peanut processing and marketing company headquartered in Atlanta, Georgia. Mr. Stimpert was employed by Gold Kist Inc. from June 1974 until December 1986 in a variety of positions, including Group Vice President, Agricommodities Group and Group Vice President, AgriProducts Group.
     Mr. Donald W. Mabe was elected Vice President - Operations, Poultry Group, effective July 25, 1997. He previously served as President of Carolina Golden Products Company from January 1991 until election to his current position.
     Mr. Marshall Smitherman was elected Vice President, Purchasing Division, effective October 1998. He previously served as Vice President, Cotton Division from July 1997 until election to his current position and as Manager, Cotton Division from February 1995 until July 1997. From 1988, until rejoining the Association in 1995, he was a grain broker located in Atlanta, Georgia.
     Mr. Harry T. McDonald was elected Vice President, Human Resources, effective April 2000. He previously served as director of Management Systems for the Gold Kist Poultry Group from September 1997 until election to his current position. From August 1, 1996 through August 1, 1997, he served as President of Claxton Poultry, an integrated poultry company headquartered in Claxton, Georgia. Mr. McDonald also served as president of the poultry division of Seaboard Farms, headquartered in Shawnee Mission, Kansas, from March 1990 through June 1996.

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

                         Annual compensation
                                                            Other
                                                            annual    All other
                         Fiscal                             compensa- compensa-
                         year           Salary    Bonus     tion(1)   tion(2)
                         ended          ($)       ($)       ($)       ($)

G. O. Coan               July 1, 2000   $619,231  $     0   $3,532    $12,144
 Chief Exec. Officer and June 26, 1999   493,269  525,000    3,304      8,203
 Chairman of the Manage- June 27, 1998   475,000        0    2,211      9,786
 ment Executive Committee

John Bekkers             July 1, 2000   $440,385  $     0  $14,258     $9,251
 President and Chief     June 26, 1999   386,538  450,000   10,218      5,253
 Operating Officer       June 27, 1998   347,500        0    5,757      7,186

M. A. Stimpert           July 1, 2000   $269,231  $     0   $9,376    $10,313
 Senior Vice President,  June 26, 1999   230,577  200,000    9,041      5,959
 Planning & Admin.       June 27, 1998   204,615        0    5,812      7,518

Jerry L. Stewart         July 1, 2000   $227,519  $     0  $10,181     $9,772
 Vice President          June 26, 1999   182,500  175,000    8,035      5,710
 Marketing and Sales     June 27, 1998   182,231        0    4,767      7,270

Donald W. Mabe           July 1, 2000   $186,154  $     0   $5,918     $6,500
 Vice President          June 26, 1999   151,569  168,000    3,505      2,082
 Operations              June 27, 1998   132,233        0    2,267      3,018

_______________________________
(1)The amounts shown for the fiscal years ended June 26, 1999 and June 27, 1998 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended July 1, 2000, June 26, 1999, and June 27, 1998, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2)The amounts set forth include the following amounts that were contributed by the Association for fiscal years 2000, 1999, and 1998 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan (401K Plan) and the Company's Executive Defined Contribution Plan, both qualified defined contribution plans: Mr. Coan - $5,100, $960, and $2,400, respectively, Mr. Bekkers - $5,100, $975, and $2,814, respectively; Mr. Stimpert - $5,349, $1,065, and $2,450, respectively; Mr. Stewart - $5,156, $960, and $2,422, respectively; and Mr. Mabe $5,318,
  $909, and $1,857, respectively. In addition, the amounts set forth include for fiscal years 1998, 1999, and 2000, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,386, $7,243, and $7.044, respectively; Mr. Bekkers - $4,372, $4,278, and $4,151, respectively; Mr. Stimpert - $5,068, $4,894, and $4,694, respectively; Mr. Stewart - $4,848, $4,750, and $4,616, respectively; and Mr. Mabe $1,161, $1,173, and $1,182, respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.

Retirement Plans. Through December 31, 1999, Gold Kist maintained two noncontributory retirement plans, one for salaried employees and the other for hourly employees, which together covered substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. The plan for salaried employees was amended in 1984 to delete the one year waiting period for credited service. For salaried employees, the plan provided a retirement benefit after 30 years of credited service at age 65, which, when combined with the portion of the employee's primary Social Security benefit attributable to his/her employer's contributions, would equal 45% of his/her average earnings during the period of five years in which he/she had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. This plan also provided an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of service equal or exceed 90. The benefit entitlement is reduced in either case for each year of credited service less than 30 years. For hourly employees who work for Gold Kist until age 65, the plan provided a monthly pension benefit equal to $9.00 for each year of plan participation, payable at age 65; early retirement was permitted after age 55 at reduced benefit levels. The plans contained a death benefit for the surviving spouse of an active employee (who had at least five years credited service or was at least 55 years old at the time of death) which equals 50% of the deceased employee's accrued retirement income benefit. Accrued benefits under the plans vested after the employee attains five years of service or at age 55, and the minimum pension benefit at age 65 was $9.00 per month for each year of credited service. Amounts contributed for specific individuals under Gold Kist's retirement income plan for salaried employees cannot be readily determined. For the plan year ended December 31, 1999, the Association made a contribution of $191,000 to the pension plan for hourly employees. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax-deductible contribution to the retirement income plan for salaried employees for the plan year ended December 31, 1999.

Effective January 1, 2000, the Company merged the assets of the Salaried Employee Retirement Income Plan and the Hourly Employee Pension Plan, creating one pension fund, the Gold Kist Pension Plan, with separate benefit formulas for salaried and hourly employees. Also effective January 1, 2000, the Company increased retirement income benefits payable to salaried retirees and hourly retirees. The Plan now provides salaried employees a pension benefit after thirty (30) years of credited service at age 65, which, when combined with a portion of the employee's primary Social Security benefit attributable to the employer's contributions, will equal fifty percent (50%) (formerly forty-five percent) of the employee's average earnings during the period of five years in which the employee had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. For hourly employees who work for Gold Kist until age 65, the Plan provides a monthly pension benefit equal to $11.00 (formerly $9.00) per month for each year of Plan participation payable at age 65. The Plan provides early retirement benefits for salaried and hourly employees after age 55 and contains a death benefit for the surviving spouse of an active employee (who had at least five
(5) years credited service or was at least age 55 at the date of death) which equals fifty percent (50%) of the deceased employee's accrued retirement income benefit. Accrued benefits under the Plans vest after the employee attains five
(5) years of service or at age 55.

Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

               Estimated Annual Benefits For Years of Service Indicated

Remuneration   10 Years  15 Years  20 Years  25 Years  30 Years or More

$ 30,000       $ 5,000   $ 7,500   $10,000   $12,500   $15,000
$100,000        16,667    25,000    33,333    41,667    50,000
$150,000        25,000    37,500    50,000    62,500    75,000


     For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

    The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1999, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Coan (30); Mr. Bekkers (15); Mr. Stimpert (26); Mr. Stewart (30); and Mr. Mabe (15).

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

     Estimated Annual Benefits For Years of Service Indicated

Remuneration   10 Years  15 Years  20 Years  25 Years  30 Years or More
$100,000       $ 16,667  $ 25,000  $ 33,333  $ 41,667  $ 50,000
$150,000         25,000    37,500    50,000    62,500    75,000
$200,000         33,333    50,000    66,667    83,333   100,000
$250,000         41,667    62,500    83,333   104,167   125,000
$350,000         58,333    87,500   116,667   145,833   175,000
$500,000         83,333   125,000   166,667   208,333   250,000
$750,000        125,000   187,500   250,000   312,500   375,500
$850,000        141,667   212,500   283,333   354,167   425,000

     Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Retirement Plan for Salaried Employees.

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. All vested amounts accrued under the plan have been funded in a trust which is secure against all contingencies except a bankruptcy of the Association. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of July 1, 2000: Mr. Coan - $348,467; Mr. Bekkers - $205,096; Mr.
Stimpert - $165,994; and Mr. Stewart - $158,815.

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

The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being
15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of July 1, 2000, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

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

   Compensation Committee Interlocks and Insider
Participation. Directors Dan Smalley, James E. Brady, Jr., and A. Jack Nally serve as members of the Association's
Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

   Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended July 1, 2000, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and
Properties) -- Patronage Refunds.



                           PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


      (a)1. Index to Consolidated Financial Statements

            Consolidated Financial Statements:

                Independent Auditors' Reports

                Consolidated Balance Sheets--June 26, 1999 and
                July 1, 2000

                Consolidated Statements of Operations-Years
                Ended June 27, 1998, June 26, 1999 and
                July 1,2000

                Consolidated Statements of Patrons' and Other
                Equity and Comprehensive Income (Loss)-Years
                Ended June 27, 1998, June 26, 1999 and July 1,
                2000

                Consolidated Statements of Cash Flows-Years ended June 27, 1998, June 26, 1999 and
                July 1, 2000

                Notes to Consolidated Financial Statements

      (a)2.Financial Statement Schedules:

           Gold Kist Inc.

           Financial Statement Schedule:

           II.  Valuation and Qualifying Accounts--Years Ended
                June 27, 1998, June 26, 1999 and July 1, 2000


                                    GOLD KIST INC.

                 Schedule II - Valuation Reserves and Qualifying Accounts

                             (Dollar Amounts in Thousands)

   COLUMN A            COLUMN B        COLUMN C            COLUMN D    COLUMN E
                                       Additions
                      Balance at  Charged to   Charged                  Balance
                      Beginning  Cost and      To Other                 At End
   Description        Of Period  Expenses      Accounts    Deductions  Of Period
Deducted in the con-
solidated balance
sheets from the asset
to which it applies:

Allowance for doubtful
accounts:

 June 27, 1998          $1,426      1,975          -         288 (A)     3,113

 June 26, 1999           3,113        786          -         638 (A)     3,261

 July 1, 2000            3,261      2,389          -       1,609 (A)     4,041

   (A)  Represents accounts written off.


Allowance for deferred tax
 assets valuation:

 June 27, 1998           1,078         58 (B)      -           -         1,136

 June 26, 1999           1,136          -          -         516 (C)       620

 July 1, 2000              620          -          -         377 (C)       397


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

B-4(i)(1) Multiple Advance Term Loan         Annual Report on Form    Exhibit B-4(i)1
          Supplement with CoBank, ACB        10-K for the Fiscal Year
          dated as of September 1, 1997      Ended June 26, 1999

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

B-4(i)(5) Note Purchase and Private Shelf    Registration filed on    Exhibit 4(j)(9)
          Agreement, dated as of February    Form S-2(Registration
          11, 1997, with the Prudential      No. 333-36291)
          Insurance Company of America

B-4(i)(6) Amendment dated May 13, 1997       Registration filed on    Exhibit 4(j)(10)
          to Note Agreement dated            Form S-2 (Registration
          as of June 3, 1991 with the        No. 333-36291)
          Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

B-4(i)(7) Amendment dated September 5, 1997 to Note Agreement dated as of June 3, 1991 with the Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

B-4(i)(8) Amendment dated October 13, 1998 to Note Agreement dated as of June 3, 1991 with the Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

B-4(i)(9) Amendment dated June 7, 1999
          to Note Agreement dated
          as of June 3, 1991 with the
          Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

B-4(i)(10)Amendment dated January 21, 2000 to Note Agreement dated as of June 3, 1991 with the Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

B-4(i)(11)Amendment dated March 23, 2000 to Note Agreement dated as of June 3, 1991 with the Prudential Insurance Company of
          America; and Note Purchase and
          Private Shelf Agreement with the
          Prudential Insurance Company of
          America

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

B-10(b)(12)Gold Kist Executive Defined
          Contribution Plan *

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

B-10(c)(6)Form of Membership, Marketing,     Registration filed on    Exhibit 10(c)(6)
          and/or Purchasing Agreement of     Form S-2(Registration
          Gold Kist Inc., Atlanta, Georgia   No. 333-36291)
          revised July 9, 1997

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

B-10(f)(1)Golden Peanut Company LLC
          Operating Agreement between
          Alimenta Holdings, Inc., Archer
          Daniels-Midland Company, Cargill,
          Incorporated, and Gold Kist Inc.,
          dated as of March 30, 2000

B-10(g)   Guaranty dated December 18,        Registration filed on    Exhibit 4(o)
          1992 by Gold Kist in favor of      Form S-2 (Registration
          NationsBank of Georgia, N.A.       No. 33-69204)

B-10(h)(1)Credit Agreement dated as of       Annual Report on Form    Exhibit B-10(i)
          August 4, 1998, with various       10-K for the Fiscal Year
          banks and lending institutions,    ended June 27, 1998
          as lendors, and Cooperatieve
          Centrale Raiffeisen-Boerenleen
          Bank B.A., New York Branch, as agent

B-10(h)(2)First Amendment dated as of        Annual Report on Form    Exhibit B-10(h)(2)
          September 30, 1998, to             10-K for the Fiscal Year
          Credit Agreement dated as of       ended June 26, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(3)Second Amendment dated as of       Annual Report on Form    Exhibit B-10(h)(3)
          October 13, 1998, to               10-K for the Fiscal Year
          Credit Agreement dated as of       ended June 26, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(4)Third Amendment dated as of        Annual Report on Form    Exhibit B-10(h)(4)
          December 3, 1998, to               10-K for the Fiscal Year
          Credit Agreement dated as of       ended June 26, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(5)Fourth Amendment dated as of       Annual Report on Form    Exhibit B-10(h)(5)
          April 30, 1999, to                 10-K for the Fiscal Year
          Credit Agreement dated as of       ended June 26, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(6)Fifth Amendment dated as of        Report filed on Form     Exhibit B-10(h)(6)
          November 29, 1999, to              Quarter 10-Q for the
          Credit Agreement dated as of       Fiscal ended December 31, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(7)Sixth Amendment dated as of        Report filed on Form     Exhibit B-10(h)(7)
          December 21, 1999, to              10-Q for the Fiscal
          Credit Agreement dated as of       Quarter ended December 31, 1999
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(8)Seventh Amendment dated as of      Report filed on Form     Exhibit B-10(h)(8)
          March 20, 2000, to                 10-Q for the Fiscal
          Credit Agreement dated as of       Quarter ended April 1, 2000
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(9)Eighth Amendment dated as of
          June 22, 2000, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(10)Ninth Amendment dated as of
          June 23, 2000, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(11)Tenth Amendment dated as of
          July 6, 2000, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(12)Eleventh Amendment dated as of
          July 26, 2000, to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(h)(13)Pledge Agreement dated as of
          June 13, 2000, with respect to
          Credit Agreement dated as of
          August 4, 1998, with various banks
          and lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(j)   Asset Purchase Agreement dated     Report filed on Form     Exhibit 10(k)
          as of July 23, 1998, between       8-K dated as of
          Southern States Cooperative,       July 23, 1998
          Incorporated and Gold Kist Inc.

B-10(k)(1)Commitment Letter for Purchase     Annual Report on Form    Exhibit B-10(k)(1)
          of Securities dated October 13,    10-K for the Fiscal Year
          1998 between Southern States       ended June 26, 1999
          Cooperative, Incorporated and
          Gold Kist Inc.

B-10(k)(2)Amendment dated March 25,          Annual Report on Form    Exhibit B-10(k)(2)
          1999 to Commitment Letter          10-K for the Fiscal Year
          for Purchase of Securities         ended June 26, 1999
          between Southern States
          Cooperative, Incorporated
          and Gold Kist Inc.

B-27 Financial Data Schedule

_________________________________
*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b) Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 1, 2000.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date: October 12, 2000       By:/s/ G. O. Coan
                             G. O. Coan, Chief Executive
                             Officer
                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE


/s/ G. O. Coan           Chief Executive Officer       October 12, 2000
G. O. COAN               (Principal Executive Officer)

/s/ Stephen O. West      Chief Financial Officer       October 12, 2000
STEPHEN O. WEST          (Principal Financial Officer)

/s/ W. F. Pohl, Jr.      Controller (Principal         October 12, 2000
W. F. POHL, JR.          Accounting Officer)

/s/ Dan Smalley               Director                 October 12, 2000
DAN SMALLEY

/s/ James E. Brady, Jr.       Director                 October 12, 2000
JAMES E. BRADY, JR.

/s/ Phil Ogletree, Jr.        Director                 October 12, 2000
PHIL OGLETREE, JR.

/s/ A. Jack Nally             Director                 October 12, 2000
A. JACK NALLY

/s/ W. Kenneth Whitehead      Director                 October 12, 2000
W. KENNETH WHITEHEAD

/s/H. Michael Davis           Director                 October 12, 2000
H. MICHAEL DAVIS

/s/ Herbert A. Daniel, Jr.    Director                 October 12, 2000
HERBERT A. DANIEL, JR.

/s/ W. A. Smith               Director                 October 12, 2000
W. A. SMITH

/s/ Douglas A. Reeves         Director                 October 12, 2000
DOUGLAS A. REEVES

                       INDEX TO EXHIBITS

                                                  Sequentially
Exhibit                                             Numbered
Number         Description                              Page


B-4(i)(7)      Amendment dated September 5, 1997
               to Note Agreement dated
               as of June 3, 1991 with the
               Prudential Insurance Company of
               America; and Note Purchase and
               Private Shelf Agreement with the
               Prudential Insurance Company of America

B-4(i)(8)      Amendment dated October 13, 1998
               to Note Agreement dated
               as of June 3, 1991 with the
               Prudential Insurance Company of
               America; and Note Purchase and
               Private Shelf Agreement with the
               Prudential Insurance Company of America

B-4(i)(9)      Amendment dated June 7, 1999
               to Note Agreement dated
               as of June 3, 1991 with the
               Prudential Insurance Company of
               America; and Note Purchase and
               Private Shelf Agreement with the
               Prudential Insurance Company of America

B-4(i)(10)     Amendment dated January 21, 2000
               to Note Agreement dated
               as of June 3, 1991 with the
               Prudential Insurance Company of
               America; and Note Purchase and
               Private Shelf Agreement with the
               Prudential Insurance Company of America

B-4(i)(11)     Amendment dated March 23, 2000
               to Note Agreement dated
               as of June 3, 1991 with the
               Prudential Insurance Company of
               America; and Note Purchase and
               Private Shelf Agreement with the
               Prudential Insurance Company of America

B-10(b)(12)    Gold Kist Executive Defined
               Contribution Plan *

B-10(f)(1)     Golden Peanut Company LLC
               Operating Agreement between
               Alimenta Holdings, Inc., Archer
               Daniels-Midland Company, Cargill,
               Incorporated, and Gold Kist Inc.,
               dated as of March 30, 2000

B-10(h)(9)     Eighth Amendment dated as of
               June 22, 2000, to
               Credit Agreement dated as of
               August 4, 1998, with various banks
               and lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-10(h)(10)    Ninth Amendment dated as of
               June 23, 2000, to
               Credit Agreement dated as of
               August 4, 1998, with various banks
               and lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-10(h)(11)    Tenth Amendment dated as of
               July 6, 2000, to
               Credit Agreement dated as of
               August 4, 1998, with various banks
               and lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-10(h)(12)    Eleventh Amendment dated as of
               July 26, 2000, to
               Credit Agreement dated as of
               August 4, 1998, with various banks
               and lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-10(h)(13)    Pledge Agreement dated as of
               June 13, 2000, with respect to
               Credit Agreement dated as of
               August 4, 1998, with various banks
               and lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-27           Financial Data Schedule