Form 10-Q
period 2000-09-30
GOLD KIST INC
filed 2000-11-14
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


                     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 30, 2000

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


                                               Yes  X      No


                                GOLD KIST INC.


                                     INDEX


                                                      Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 30, 2000 and July 1, 2000         1

           Consolidated Statements of Operations
             Three Months Ended September 30, 2000
             and September 25, 1999                      2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 30, 2000
             and September 25, 1999                      3

           Notes to Consolidated Financial
             Statements                                4 -  6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                 7 - 10

  Item 3.  Quantitative and Qualitative Disclosure
             About Market Risks                         10

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K             11



                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                  Sept. 30,        July 1,
                                                    2000            2000
          ASSETS
Current assets:
   Cash and cash equivalents                       $ 11,790          8,671
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $5,957 at
     September 30, 2000 and $4,041
     at July 1, 2000                                109,808        106,698
   Inventories (note 3)                             179,700        183,061
   Deferred income taxes                             16,360         16,360
   Other current assets                              20,731         18,924
       Total current assets                         338,389        333,714
Investments (notes 4 and 5)                         166,442        167,988
Property, plant and equipment, net                  237,314        239,188
Other assets                                        142,549        140,400
                                                   $884,694        881,290

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 8)                $120,910        131,910
     Subordinated loan certificates                       -             40
     Current maturities of long-term debt            34,857         34,352
                                                    155,767        166,302
   Accounts payable                                  69,204         72,325
   Accrued compensation and related expenses         24,215         24,052
   Interest left on deposit                          11,657         11,528
   Other current liabilities                         39,058         35,756
       Total current liabilities                    299,901        309,963
Long-term debt, less current maturities (note 8)    267,573        251,714
Accrued postretirement benefit costs                 60,053         58,407
Other liabilities                                    21,909         21,716
       Total liabilities                            649,436        641,800
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 30 at
     September 30, 2000 and July 1, 2000                 30             30
   Patronage reserves                               196,184        197,520
   Accumulated other comprehensive income -
     unrealized gain on marketable equity
     security (notes 4 and 5)                         7,034          8,747
   Retained earnings                                 32,010         33,193
       Total patrons' and other equity              235,258        239,490
                                                   $884,694        881,290



         See Accompanying Notes to Consolidated Financial Statements.

                                                           Page 2



                                GOLD KIST INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                  (Unaudited)

                                              Three Months Ended
                                          Sept. 30,       Sept. 25,
                                            2000            1999
  Net sales volume                          $430,283       430,815
  Cost of sales                              405,524       397,042
    Gross margins                             24,759        33,773
  Distribution, administrative and
    general expenses                          20,761        19,716
    Net operating margins                      3,998        14,057
  Other income (deductions):
    Interest and dividend income               2,682           464
    Interest expense                         (10,543)       (6,585)
    Equity in earnings (loss) of
      affiliate (note 4)                         256        (1,054)
    Miscellaneous, net                         1,016         1,371
      Total other deductions                  (6,589)       (5,804)
    Margins (loss) before income taxes        (2,591)        8,253
  Income tax benefit (expense)                 1,036        (2,818)
    Net margins (loss)                       $(1,555)        5,435


         See Accompanying Notes to Consolidated Financial Statements.

                                                               Page 3
                                GOLD KIST INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                    Three Months Ended
                                                  Sept. 30,    Sept. 25,
                                                    2000         1999

Cash flows from operating activities:
  Net margins (loss)                               $ (1,555)      5,435
  Non-cash items included in net margins (loss):
    Depreciation and amortization                    10,537      10,561
    Equity in (earnings) loss of affiliate             (256)      1,054
    Deferred income tax expense (benefit)            (1,036)        595
    Other                                             1,146       1,802
  Changes in operating assets and liabilities:
    Receivables                                      (3,110)     (3,703)
    Inventories                                       3,361      (1,914)
    Other current assets                             (2,178)      4,500
    Accounts payable, accrued and other expenses        344     (13,015)
Net cash provided by operating activities             7,253       5,315
Cash flows from investing activities:
 Acquisitions of investments                           (140)          -
 Acquisitions of property, plant and equipment       (7,962)     (4,342)
 Other                                                 (392)         56
Net cash used in investing activities of
 continuing operations                               (8,494)     (4,286)
Net cash used in investing activities of
 discontinued operations - repurchase of
 accounts and crop notes receivable                       -     (25,730)
Net cash used in investing activities                (8,494)    (30,016)
Cash flows from financing activities:
 Short-term borrowings (repayments), net            (11,040)      1,785
 Proceeds from long-term debt                        20,000      20,000
 Principal repayments of long-term debt              (3,636)     (3,372)
 Patronage refunds and other equity paid in cash       (964)     (1,077)
Net cash provided by financing activities             4,360      17,336
Net change in cash and cash equivalents               3,119      (7,365)
Cash and cash equivalents at beginning of period      8,671      20,810
Cash and cash equivalents at end of period         $ 11,790      13,445
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $ 10,118       5,620
    Income taxes, net                              $ (2,329)        155


         See Accompanying Notes to Consolidated Financial Statements.

                                                       Page 4
                        GOLD KIST INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands)
                          (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 10 through 16 and pages 24 through 35, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended July 1, 2000.

         The Association  employs a 52/53 week fiscal  year.
     Fiscal 2001  will be a 52 week, whereas fiscal 2000  was
     a  53 week  year.  The quarters ended September 30,  2000
     and September 25, 1999 each had 13 weeks.

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

 3.     Inventories consist of the following:

                                   September 30, 2000    July 1, 2000
        Live poultry and hogs           $ 89,835            97,623
        Marketable products               58,344            53,367
        Raw materials and supplies        31,521            32,071
                                        $179,700           183,061

 4. (a) At September 30, 2000, the Association's marketable equity security was carried at its fair value of $31.6 million, which includes an unrealized gain of $10.8 million. At September 30, 2000, the unrealized gain, net of deferred
     taxes  of  $3.8  million,  has  been  reflected   as   a
     component  of  patrons' and other equity in  accumulated
     comprehensive   income.    At   July   1,   2000,    the
     Association's marketable equity security was carried at its fair value of $34.2 million, which includes an unrealized gain of $13.5 million. At July 1, 2000, the unrealized gain, net of deferred taxes of $4.7 million, has been reflected as a component of other comprehensive income.

     (b) Gold Kist has a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in the limited liability company was $14.5 million at September 30, 2000 and $14.2 million at July 1, 2000.

     Summarized operating statement information of Golden Peanut is shown below:

                                               Three MonthsEnded
                                           Sept. 30,         Sept. 30,
                                             2000              1999
     Net sales and other operating
            income                         $121,048            82,954
     Costs and expenses                     119,959            85,502
            Net earnings (loss)            $  1,089            (2,548)

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

6. For the three month period ended September 30, 2000, the Association's consolidated comprehensive income was a loss of $(3.3) million. For the three month period ended September 25, 1999, the Association's consolidated comprehensive income was $264,000. The difference between consolidated comprehensive income (loss), as disclosed herein, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

7.        Effective July 2, 2000, the Association adopted SFAS
     No. 133 as amended by SFAS No. 138.  The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options transactions. The Company's futures transactions have historically been designated as hedges and options transactions have been marked to market. Effective in the first quarter of 2001, changes in the fair value of these derivatives, except for forward purchase  contracts,  have  been  recorded  through
     earnings.   The  effect  of  the  adoption  of  the   new
     Statements was immaterial.

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities will range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The interest rate on the five year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

     Short-term borrowings of $70 million and long-term debt of $120 million were repaid and replaced with proceeds of $54.5 million from the 364-day revolving line of credit, the $95 million two year term loan, and the $45 million five year term loan on November 3, 2000.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

For the three month period ended September 30, 2000, net sales volume declined slightly from $430.8 million in the comparable period last year to $430.3 million this year. The slight decrease in net sales volume was due primarily to an increase in marketing deductions, principally freight costs due to higher energy prices. Gross sales for the first quarter were up slightly as poultry sales prices were comparable between the September 2000 and 1999 quarters with pounds of product sold up almost 1%. The decline in poultry sales prices experienced during fiscal 2000, due to excess supply of poultry and other meats (pork and beef), was interrupted in the first quarter of fiscal 2001 as extreme summer heat in the southwestern portion of the U.S. temporarily reduced broiler supplies. Export sales of $12 million for the September 2000 quarter increased 9.6% over the September 1999 quarter due to an improved Russian economy and a stabilization of their rules governing imports.

Net Operating Margins

The Association had net operating margins of $4.0 million for the quarter ended September 30, 2000 as compared to $14.1 million in the comparable period last year. The decline in operating margins was due primarily to increases in field production and plant processing costs. Feed ingredient costs for the quarter ended September 30, 2000 increased slightly as compared to the quarter ending September 25, 1999. Net operating margins for the first quarter of fiscal 2001 were improved from the fourth quarter of fiscal 2000 due to the temporary strengthening of poultry selling prices as noted above.

Other Income (Deductions)

Interest and dividend income was $2.7 million for the September 2000 quarter as compared to $464,000 in 1999. The increase was attributable primarily to the interest and dividends from the Southern States preferred securities acquired in October 1999.

Interest expense was $10.5 million for the quarter ended September 30, 2000 as compared to $6.6 million for the comparable period last year. The increase in interest expense was principally due to substantially higher average interest rates and loan balances.

Equity in earnings of affiliate of $256,000 represented the Association's pro rata share of Golden Peanut's earnings for the quarter ended September 30, 2000 in accordance with the membership agreement. This compared to a $(1.1) million pro rata share of the affiliate's loss for the same quarter a year ago.

Miscellaneous, net was $1.0 million for the quarter ended September 30, 2000 as compared to $1.4 million for the same period last year. For the quarter ended September 30, 2000, miscellaneous, net included a $7,000 gain from the Association's ownership interest in a pecan processing and marketing company as compared to a $669,000 gain for the quarter ended September 25, 1999.

For the three months ended September 30, 2000 and September 25, 1999, the Association's combined federal and state effective income tax rates were 40% and 34%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external financing are a secured committed credit facility, a term loan with an agricultural credit bank and senior notes with an insurance company totaling $120 million, and a rolling four month equity swap agreement with a commercial bank in the amount of $42.9 million. The credit facility, which was replaced on November 3, 2000, included a three-year $120 million revolving credit commitment and a $100 million 364-day line of credit commitment. At September 30, 2000, the Association had unused loan commitments of $22 million.

On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities will range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The interest rate on the five year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At September 30, 2000, the Association was in compliance with all applicable loan covenants.

For the first quarter of fiscal 2001, the operating activities of continuing operations provided $7.3 million in cash as a result of an improvement in poultry operating margins as compared to the fourth quarter of fiscal 2000. The cash flow from operating activities and proceeds from long-term debt were used to repay short-term borrowings, which included maturing Subordinated Certificates. In addition, cash uses included capital asset expenditures of $8.0 million and net equity redemptions of $1.0 million.

Working capital and patrons' and other equity were $38.5 million and $235.3 million, respectively, at September 30, 2000 as compared to $23.8 million and $239.5 million, respectively, at July 1, 2000. The increase in working capital reflected the decrease in short-term borrowings. The decline in patrons' equity reflected the $1.7 million decline in value of a marketable equity security, net equity redemptions of $1.0 million and the $1.6 million net loss.

The Association plans capital expenditures of approximately $35 million in 2001 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2001 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2001, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at September 30, 2000 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2001 and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

Market Risk

The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Company has international net sales volume and related accounts receivable for foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's secured credit facility limit the use of cash forward contracts and commodities futures and options transactions. At September 30, 2000, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material and there were no significant deferred gains or losses.

                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                 B- 27              Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         September 30, 2000.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GOLD KIST INC.
                                        (Registrant)


Date     November 14, 2000
                                       Gaylord O. Coan
                                    Chief Executive Officer
                                 (Principal Executive Officer)


Date     November 14, 2000
                                      Walter F. Pohl, Jr.
                                          Controller
                                 (Principal Accounting Officer)


                                                      Page 11


                  PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report         Description of Exhibit

                B-27                Financial Data Schedule

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended
         September 30, 2000.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLD KIST INC.
                                        (Registrant)


Date       November  14,  2000     /s/  Gaylord O. Coan
                                        Gaylord O. Coan
                                   Chief Executive Officer
                                 (Principal Executive Officer)


Date       November  14,  2000    /s/  Walter F. Pohl, Jr.
                                       Walter F. Pohl, Jr.
                                            Controller
                                 (Principal Accounting Officer)