Form 10-Q
period 2000-12-30
GOLD KIST INC
filed 2001-02-13
CIK 215994

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

                     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended December 30, 2000

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



(Registrant's  telephone number, including area code)(770)393-
5000


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

                                        Yes   X      No


                            GOLD KIST INC.


                                INDEX


                                                       Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             December 30, 2000 and July 1, 2000             1

           Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 30, 2000 and December 31, 1999        2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 30, 2000
             and December 31, 1999                          3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  10

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                11


                                                               Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                               Dec. 30,         July 1,
                                                 2000            2000
                  ASSETS
Current assets:
  Cash and cash equivalents                    $  8,901            8,671
  Receivables, principally trade,
    less allowance for doubtful
    accounts of $5,756 at
    December 30, 2000 and $4,041
    at July 1, 2000                             107,971          106,698
  Inventories (note 3)                          174,563          183,061
  Deferred income taxes                          16,360           16,360
  Other current assets                           14,726           18,924
       Total current assets                     322,521          333,714
Investments (notes 4 and 5)                     190,728          167,988
Property, plant and equipment, net              236,145          239,188
Other assets                                    132,188          140,400
                                               $881,582          881,290

       LIABILITIES AND EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term debt:
    Short-term borrowings (note 8)             $ 91,412          131,910
    Subordinated loan certificates                    -               40
    Current maturities of long-term debt         35,411           34,352
                                                126,823          166,302
  Accounts payable                               68,127           72,325
  Accrued compensation and related expenses      19,894           24,052
  Interest left on deposit                       11,731           11,528
  Other current liabilities                      35,055           35,756
       Total current liabilities                261,630          309,963
Long-term debt, less current maturities
  (note 8)                                      281,669          251,714
Accrued postretirement benefit costs (note 9)    61,898           58,407
Other liabilities                                21,552           21,716
       Total liabilities                        626,749          641,800
Patrons' and other equity:
  Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 30 at
    December 30, 2000 and July 1, 2000               30               30
  Patronage reserves                            194,852          197,520
  Accumulated other comprehensive income -
    unrealized gain on marketable equity
    security (notes 4 and 5)                     22,197            8,747
  Retained earnings                              37,754           33,193
       Total patrons' and other equity          254,833          239,490
                                               $881,582          881,290


          See Accompanying Notes to Consolidated Financial Statements.



Page 2

                                 GOLD KIST INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                   (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 Dec. 30,  Dec. 31,    Dec. 30,  Dec. 31,
                                   2000      1999        2000      1999
                                (13 Weeks) (14 Weeks) (26 Weeks) (27 Weeks)
Net sales volume                 $425,023   444,520     855,306   875,335
Cost of sales                     390,636   422,654     796,160   819,696
 Gross margins                     34,387    21,866      59,146    55,639
Distribution, administrative
 and general expenses              20,081    21,232      40,842    40,948
 Net operating margins             14,306       634      18,304    14,691
Other income (deductions):
 Interest and dividend income       2,783     3,152       5,465     3,616
 Interest expense                  (9,858)   (8,613)    (20,401)  (15,198)
 Equity in earnings (loss) of
   affiliate (note 4)                  68    (1,335)        324    (2,389)
 Miscellaneous, net                 1,242     3,644       2,258     5,015
   Total other deductions          (5,765)   (3,152)    (12,354)   (8,956)
 Margins (loss) before income
   taxes                            8,541    (2,518)      5,950     5,735
Income tax (expense) benefit       (3,238)      868      (2,202)   (1,950)
 Net margins (loss)              $  5,303    (1,650)      3,748     3,785



          See Accompanying Notes to Consolidated Financial Statements.

                                                                Page 3
                                 GOLD KIST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                     Six Months Ended
                                                   Dec. 30,    Dec. 31,
                                                     2000        1999
                                                   (26 Weeks) (27 Weeks)
Cash flows from operating activities:
  Net margins                                      $  3,748       3,785
  Non-cash items included in net margins:
    Depreciation and amortization                    21,067      21,250
    Equity in (earnings) loss of affiliate             (324)      2,389
    Deferred income tax expense (benefit)             2,202      (2,362)
    Other                                             2,093        (219)
  Changes in operating assets and liabilities:
    Receivables                                      (1,273)     (3,902)
    Inventories                                       8,498      (2,339)
    Other current assets                              3,401      23,798
    Accounts payable, accrued and other expenses     (9,057)    (24,986)
Net cash provided by operating activities            30,355      17,414
Cash flows from investing activities:
 Acquisitions of investments                           (462)    (98,600)
 Acquisitions of property, plant and equipment      (16,786)    (10,003)
 Other                                               (1,498)         67
Net cash used in investing activities of
 continuing operations                              (18,746)   (108,536)
Net cash used in investing activities of
 discontinued operations - Repurchase of
 accounts and crop notes receivable                       -     (25,730)
Net cash used in investing activities               (18,746)   (134,266)
Cash flows from financing activities:
 Short-term borrowings (repayments), net            (40,538)     17,015
 Proceeds from long-term debt                       140,000     125,000
 Principal repayments of long-term debt            (108,986)    (32,971)
 Patronage refunds and other equity paid in cash     (1,855)     (3,010)
Net cash (used in) provided by financing activities (11,379)    106,034
Net change in cash and cash equivalents                 230     (10,818)
Cash and cash equivalents at beginning of period      8,671      20,810
Cash and cash equivalents at end of period         $  8,901       9,992
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $ 19,782      16,119
    Income taxes, net                              $ (2,307)      1,573

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

     The Association employs a 52/53 week fiscal year. Fiscal 2001 will be a 52 week, whereas fiscal 2000 was a 53 week year. Accordingly, the six months ended December 30, 2000 included 26 weeks, while the six months ended December 31, 1999 had 27 weeks.

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

 3.  Inventories consist of the following:

                                    December 30, 2000   July 1, 2000
     Live poultry and hogs              $ 89,394            97,623
     Marketable products                  54,894            53,367
     Raw materials and supplies           30,275            32,071
                                        $174,563           183,061

 4. (a) At December 30, 2000, the Association's marketable equity security was carried at its fair value of $54.9 million, which includes an unrealized gain of $34.2 million. At December 30, 2000, the unrealized gain, net of deferred taxes of $12 million, has been reflected as a component of patrons' and other equity in accumulated other comprehensive income. At July 1, 2000, the Association's marketable equity security was carried at its fair value of $34.2 million, which includes an unrealized gain of $13.5 million. At July 1, 2000, the unrealized gain, net of deferred taxes of $4.7 million, has been reflected as a component of patrons' and other equity in accumulated other comprehensive income.

     (b) Gold Kist has a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in the limited liability company was $14.5 million at December 30, 2000 and $14.2 million at July 1, 2000.

     Summarized  operating  statement information  of  Golden
     Peanut is shown below:

                                Three Months Ended    Six Months Ended
                                Dec. 30,  Dec. 31,   Dec. 30,  Dec. 31,
                                  2000      1999       2000      1999
     Net sales and other
       operating income        $125,664    96,540    246,712   179,494
     Costs and expenses         125,299    99,789    245,258   185,291
       Net earnings (loss)     $    365    (3,249)     1,454    (5,797)

5. In October 1998, the Association sold the assets of the Inputs business to Southern States Cooperative, Inc. (Southern States). In order to resolve the post-closing valuation process, the Association agreed in September 1999 to repurchase from Southern States approximately $25.7 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999.

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry an initial weighted average dividend rate of 7.8%. Gold Kist is permitted to sell the preferred securities, which are classified as investments in the accompanying consolidated balance sheets, pursuant to applicable securities regulations.

6. For the three month period ended December 30, 2000 and December 31, 1999, the Association's consolidated comprehensive income (loss) was $20.5 million and $(1.4) million, respectively. For the six month period ended December 30, 2000, the Association's consolidated comprehensive income was $17.2 million. For the six month period ended December 31, 1999, the Association's consolidated comprehensive income was a loss of $(1.1) million. The difference between consolidated comprehensive income (loss), as disclosed herein, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

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

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The interest rate on the five year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment. At December 30, 2000, the Association was in compliance with all applicable loan covenants.

     Short-term borrowings of $70 million and long-term debt of $120 million were repaid and replaced with proceeds of $54.5 million from the 364-day revolving line of credit, the $95 million two year term loan, and the $45 million five year term loan on November 3, 2000.

9.   Effective  January  1, 2001, the  Association  substantially
     curtailed    its    postretirement  medical  benefit   plan.
     Postretirement medical coverage will only be available to existing retirees and active employees, who as of that date, were 62 years of age or older and had 15 or more years of service. It is anticipated that a one time reduction in the accrued postretirement benefit liability should approximate $30 million at January 1, 2001 and that the annual expense for fiscal 2001 should approximate $7.3 million before applicable income taxes. It is also anticipated that the annual postretirement benefit expense should be insignificant for fiscal years after 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF CONSOLIDATED RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Association's accounting cycle resulted in 13 weeks and 26 weeks of operations, respectively, in the three and six month periods ended December 30, 2000 as compared to 14 weeks and 27 weeks of operations, respectively, in the three and six month periods ended December 31, 1999.

Net Sales Volume

Gold Kist's net sales volume for the quarter ended December 30, 2000 decreased 4.4% as compared to the quarter ended December 31, 1999. For the six month period ended December 30, 2000, net sales volume declined 2.3% from $875.3 million in the comparable period last year to $855.3 million in the current year. The decrease in net sales volume was due primarily to the additional one week period in fiscal 2000. A slight increase in average poultry sales prices and increased export sales partially offset the decrease. On a comparable per week basis, net sales volume was up 3.0% and 1.5%, respectively, for the quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000. Average broiler sales prices increased 3.6% and 1.9% for the three months and six months ended December 30, 2000, respectively, as compared to the same periods ended December 31, 1999. Poultry sales prices continue to be depressed by an excess supply of poultry and other meats such as beef and pork. According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, calendar 2000 broiler production is estimated at 30.08 billion pounds, up 2% over 1999, and broiler production for calendar 2001 is projected at 30.88 billion pounds, 2.7% above the estimate for 2000.

Export sales of $32.1 million for the first half of fiscal 2001 increased 17.8% over the same period in fiscal 2000. The increase is principally attributable to increased sales to Russia due to an improved Russian economy and a stabilization of their rules governing imports.

Net Operating Margins

The Association had net operating margins of $14.3 million and $18.3 million for the three and six months ended December 30, 2000 as compared to $634,000 and $14.7 million in the comparable periods last year. The increase in net operating margins in the quarter ended December 30, 2000 was due primarily to the receipt of $4.1 million for a partial distribution of Gold Kist's share as a class claimant in the vitamin antitrust class action litigation and lower feed costs due to favorable feed ingredient futures positions, principally soybean meal, closed during the quarter. Lower total costs in the fiscal 2001 periods reflect the one week reduction in the reporting periods from the prior year, partially offset by higher processing and energy costs.

Other Income (Deductions)

Interest and dividend income was $5.5 million for the six months ended December 30, 2000 as compared to $3.6 million for the six months ended December 31, 1999. The increase was attributable primarily to the interest and dividends from the Southern States preferred securities acquired in October 1999.

Interest expense was $20.4 million for the six months ended December 30, 2000 as compared to $15.2 million for the comparable period last year, an increase of 34.2%. The increase in interest expense was due to higher average interest rates and loan balances, and expenses/fees related to the senior secured credit agreement established November 3, 2000.

Equity in earnings of affiliate of $324,000 represented the Association's pro rata share of Golden Peanut's earnings for the six months ended December 30, 2000 in accordance with the membership agreement. This compared to a $2.4 million pro rata share of the affiliate's loss for the same period a year ago.

Miscellaneous, net was $1.2 million and $2.3 million for the three and six months ended December 30, 2000 as compared to $3.6 million and $5.0 million for the same periods last year. For the quarter ended December 31, 1999, miscellaneous, net included a $3.9 million insurance recovery on product theft losses at the Association's South Carolina poultry complex. For the three and six months ended December 30, 2000, miscellaneous, net included a $262,000 and $269,000 gain, respectively, from the Association's ownership interest in a pecan processing and marketing company as compared to a $158,000 and $828,000 gain for the comparable periods in 1999. Income from a hog grow-out joint venture with another regional cooperative was $311,000 and $1.0 million, respectively, for the three and six month periods ended December 30, 2000 as compared to a loss of $(120,000) and $(152,000), respectively, for the same periods in 1999. Increases in hog market prices gave rise to this improvement.

For the three and six months ended December 30, 2000, the Association's combined federal and state effective income tax rates were 38% and 37%, respectively. Combined effective rates for the three and six month periods ended December 31, 1999 were 34%. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external financing are a secured credit facility, a term loan with an agricultural credit bank and senior notes with an insurance company totaling $117.9 million, and a rolling four month equity swap agreement with a commercial bank in the amount of $43.9 million. The credit facility, which was replaced on November 3, 2000, included a three-year $120 million revolving credit commitment and a $100 million 364-day line of credit commitment.

On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The weighted average rate on these facilities was 9.76% at December 30, 2000. The interest rate on the five year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment. At December 30, 2000, the Association had unused loan commitments of $52.5 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At December 30, 2000, the Association was in compliance with all applicable loan covenants.

For the first six months of fiscal 2001, cash provided from operating activities was $30.4 million as compared to $17.4 million for the first six months of fiscal 2000. The cash flow from operating activities, along with additional net long-term borrowings was used to repay short-term borrowings, which included maturing Subordinated Certificates and to fund capital asset expenditures of $16.8 million and net equity redemptions of $1.9 million.

Working capital and patrons' and other equity were $60.9 million and $254.8 million, respectively, at December 30, 2000 as compared to $23.8 million and $239.5 million, respectively, at July 1, 2000. The increase in working capital reflected the decrease in short-term borrowings. The increase in patrons' equity reflected the $13.5 million increase in value of the marketable equity security, net of tax, and $3.7 million in net margins for the first half of fiscal 2001.

The Association plans capital expenditures of approximately $35 million in 2001 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2001 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2001, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at December 30, 2000 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2001 and to fund the repayment of outstanding Subordinated Certificates as they mature.

Important Considerations Related to Forward-Looking Statements

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are many factors which could cause actual results to differ materially from those anticipated by statements made herein. In light of these risks and uncertainties, the Association cautions readers not to place undue reliance on any forward-looking statements. The Association undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

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

ITEM  3.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
          RISKS

Market Risk

The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Company has international sales and related accounts receivable for foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The
Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's secured credit facility limit the use of cash forward contracts and commodities futures and options transactions. At December 30, 2000, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report          Description of Exhibit

         None

     (b)Reports  on  Form  8-K.   Gold Kist  has  not  filed  any
        reports  on  Form  8-K  during  the  three  months  ended
        December 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLD KIST INC.
                                           (Registrant)



Date   February 13, 2001
                                         Gaylord O. Coan
                                     Chief Executive Officer
                                   (Principal Executive Officer)




Date   February 13, 2001
                                        Walter F. Pohl, Jr.
                                             Controller
                                   (Principal Accounting Officer)



                                                         Page 11


                   PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report            Description of Exhibit

         None

     (b) Reports  on  Form  8-K.   Gold Kist  has  not  filed  any
         reports  on  Form  8-K  during  the  three  months  ended
         December 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLD KIST INC.
                                           (Registrant)




Date   February 13, 2001               /s/ Gaylord O. Coan
                                           Gaylord O. Coan
                                       Chief Executive Officer
                                    (Principal Executive Officer)



Date   February 13, 2001             /s/ Walter F. Pohl, Jr.
                                         Walter F. Pohl, Jr.
                                             Controller
                                   (Principal Accounting Officer)