Form 10-Q
period 2001-03-31
GOLD KIST INC
filed 2001-05-11
CIK 215994

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

                     (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 2001

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

                                                 Yes  X     No


                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             March 31, 2001 and July 1, 2000                1

           Consolidated Statements of Operations
             Three Months and Nine Months Ended
             March 31, 2001 and April 1, 2000               2

           Consolidated Statements of Cash Flows -
             Nine Months Ended March 31, 2001
             and April 1, 2000                              3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                               10 - 11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                12



                                                                 Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                               March 31,        July 1,
                                                 2001            2000
                  ASSETS
Current assets:
  Cash and cash equivalents                    $ 10,431            8,671
  Receivables, principally trade,
    less allowance for doubtful
    accounts of $5,749 at
    March 31, 2001 and $4,041
    at July 1, 2000                             110,599          106,698
  Inventories (note 3)                          174,709          183,061
  Deferred income taxes                           9,277           16,360
  Investments (note 4)                           63,072                -
  Other current assets                           15,925           18,924
       Total current assets                     384,013          333,714
Investments (notes 4 and 5)                     121,664          167,988
Property, plant and equipment, net              230,951          239,188
Other assets                                    138,652          140,400
                                               $875,280          881,290

       LIABILITIES AND EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term debt:
    Short-term borrowings (note 8)             $118,820          131,910
    Subordinated loan certificates                    -               40
    Current maturities of long-term debt         40,659           34,352
                                                159,479          166,302
  Accounts payable                               65,179           72,325
  Accrued compensation and related expenses      18,375           24,052
  Interest left on deposit                       11,893           11,528
  Other current liabilities                      37,827           35,756
       Total current liabilities                292,753          309,963
Long-term debt, less current maturities (note 8)273,139          251,714
Accrued postretirement benefit costs (note 9)    34,115           58,407
Other liabilities                                21,407           21,716
       Total liabilities                        621,414          641,800
Patrons' and other equity:
  Common stock, $1.00 par value - Authorized
    500 shares; issued and outstanding 30 at
    March 31, 2001 and July 1, 2000                  30               30
  Patronage reserves                            191,790          197,520
  Accumulated other comprehensive income -
    unrealized gain on marketable equity
    security (notes 4 and 5)                     17,797            8,747
  Retained earnings                              44,249           33,193
       Total patrons' and other equity          253,866          239,490
                                               $875,280          881,290



        See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)
                                 (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                 March 31, April 1,    March 31,  April 1,
                                   2001      2000        2001       2000
                                (13 Weeks) (13 Weeks) (39 Weeks) (40 Weeks)
Net sales volume                 $424,787   413,471   1,280,093  1,288,806
Cost of sales                     417,327   411,564   1,213,487  1,231,260
 Gross margins                      7,460     1,907      66,606     57,546
Distribution, administrative
 and general expenses              20,302    20,871      61,144     61,819
Post retirement benefit plan
 curtailment gain (note 9)         29,454         -      29,454          -
 Net operating margins (loss)      16,612   (18,964)     34,916     (4,273)
Other income (deductions):
 Interest and dividend income       3,206     2,392       8,671      6,008
 Interest expense                 (10,143)   (8,428)    (30,544)   (23,626)
 Equity in earnings (loss) of
   affiliate (note 4)                 429    (4,312)        753     (6,701)
 Miscellaneous, net                  (929)      741       1,329      5,756
   Total other deductions          (7,437)   (9,607)    (19,791)   (18,563)
 Margins (loss) before income
   taxes                            9,175   (28,571)     15,125    (22,836)
Income tax expense (benefit)        3,394    (9,956)      5,596     (8,006)
 Net margins (loss)              $  5,781   (18,615)      9,529    (14,830)


        See Accompanying Notes to Consolidated Financial Statements.


                                                                     Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Nine Months Ended
                                                   March 31,   April 1,
                                                     2001        2000
                                                   (39 Weeks) (40 Weeks)
Cash flows from operating activities:
  Net margins (loss)                                $  9,529    (14,830)
  Non-cash items included in net margins (loss):
    Depreciation and amortization                     31,331     32,471
    Post retirement benefit plan curtailment gain    (29,454)         -
    Equity in (earnings) loss of affiliate              (753)     6,701
    Deferred income tax expense (benefit)              5,596     (5,602)
    Other                                              3,756     (2,503)
  Changes in operating assets and liabilities:
    Receivables                                       (3,901)    (3,861)
    Inventories                                        8,352      5,552
    Other current assets                               2,764      1,312
    Accounts payable and accrued expenses            (10,752)   (20,978)
Net cash provided by (used in) operating activities   16,468     (1,738)
Cash flows from investing activities:
 Acquisitions of investments                            (640)   (98,605)
 Acquisitions of property, plant and equipment       (23,438)   (19,735)
 Other                                                (1,029)     2,046
Net cash used in investing activities of
 continuing operations                               (25,107)  (116,294)
Net cash used in investing activities of
 discontinued operations:
 Repurchase of accounts and crop notes receivable          -    (25,730)
 Other                                                     -      8,629
Net cash used in investing activities                (25,107)  (133,395)
Cash flows from financing activities:
 Short-term borrowings (repayments), net             (13,130)    44,770
 Proceeds from long-term debt                        140,000    100,000
 Principal repayments of long-term debt             (112,268)   (11,243)
 Patronage refunds and other equity paid in cash      (4,203)    (5,183)
Net cash provided by financing activities             10,399    128,344
Net change in cash and cash equivalents                1,760     (6,789)
Cash and cash equivalents at beginning of period       8,671     20,810
Cash and cash equivalents at end of period         $  10,431     14,021
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $  29,735     23,428
    Income taxes, net                              $  (2,528)     2,665



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

     The Association employs a 52/53 week fiscal year. Fiscal 2001 will be a 52 week, whereas fiscal 2000 was a 53 week year. Accordingly, the nine months ended March 31, 2001 included 39 weeks, while the nine months ended April 1, 2000 had 40 weeks.

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

 3.  Inventories consist of the following:

                                      March 31, 2001      July 1, 2000
     Live poultry and hogs              $ 93,344            97,623
     Marketable products                  49,315            53,367
     Raw materials and supplies           32,050            32,071
                                        $174,709           183,061

 4. (a) At March 31, 2001, the Association's marketable equity security was carried at its fair value of $48.1 million, which includes an unrealized gain of $27.4 million. At March 31, 2001, the unrealized gain, net of deferred taxes of $9.6 million, has been reflected as a component of patrons' and other equity in accumulated other comprehensive income. At July 1, 2000, the Association's marketable equity security was carried at its fair value of $34.2 million, which includes an unrealized gain of $13.5 million. At July 1, 2000, the unrealized gain, net of deferred taxes of $4.7 million, has been reflected as a component of patrons' and other equity in accumulated other comprehensive income.

     (b) Gold Kist has a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in the limited liability company was $15.0 million at March 31, 2001 and $14.2 million at July 1, 2000.

     Summarized operating statement information of Golden Peanut is shown below:

                                Three Months Ended   Nine Months Ended
                                March 31, April 1,   March 31, April 1,
                                  2001      2000       2001      2000
     Net sales and other
       operating income        $128,097    98,209    374,809   282,304
     Costs and expenses         126,539   110,363    371,797   298,781
       Net earnings (loss)     $  1,558  (12,154)      3,012  (16,477)

     (c) Gold Kist has plans to liquidate the marketable equity security and the investment in the limited liability company over the next twelve months. As a result, these investments have been reclassified within current assets in the accompanying 2001 consolidated balance sheet.

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

     In order to complete the transaction with Southern States, the Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The current weighted
     average  dividend  rate  on  the securities  is  8.3%.   Gold  Kist  is
     permitted to sell the preferred securities, which are classified as noncurrent investments in the accompanying consolidated balance sheets, pursuant to applicable securities regulations.

6. For the three-month period ended March 31, 2001 and April 1, 2000, the Association's consolidated comprehensive income (loss) was $1.4 million and $(22.7) million, respectively. For the nine-month period ended March 31, 2001, the Association's consolidated comprehensive income was $18.6 million. For the nine-month period ended April 1, 2000, the Association's consolidated comprehensive income was a loss of $(23.8) million. The difference between consolidated comprehensive income
     (loss), as disclosed herein, and traditionally-determined consolidated net margins (loss), as set forth on the accompanying consolidated statements of operations, results from unrealized holding gains (losses) on the marketable equity security less applicable income taxes.

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

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment. At March 31, 2001, the Association was in compliance with all applicable loan covenants.

     Short-term borrowings of $70 million and long-term debt of $120 million were repaid and replaced with proceeds of $54.5 million from the 364-day revolving line of credit, the $95 million two-year term loan, and the $45 million five-year term loan on November 3, 2000.

9. Effective January 1, 2001, the Association substantially curtailed its postretirement medical benefit plan. Postretirement medical coverage will only be available to existing retirees and active employees, who as of that date, were 62 years of age or older and had 15 or more years of service. A gain from the curtailment of approximately $29.4 million is reflected in the accompanying consolidated statement of operations as of March 31, 2001 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at March 31, 2001. The annual expense for fiscal 2001 should approximate $7.3 million before applicable income taxes. It is anticipated that the annual postretirement benefit expense will be insignificant for fiscal years after 2001.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Association's accounting cycle resulted in 13 weeks and 39 weeks of operations, respectively, in the three and nine month periods ended March 31, 2001 as compared to 13 weeks and 40 weeks of operations, respectively, in the three and nine month periods ended April 1, 2000.

Net Sales Volume

Gold Kist's total net sales for the quarter ended March 31, 2001 increased 2.7% as compared to the quarter ended April 1, 2000. Third quarter poultry sales increased due to a 3.1% improvement in average selling prices, more than offsetting a 1.8% reduction in volume. For the nine-month period ended March 31, 2001, net sales declined .7% from $1.29 billion in the comparable period last year to $1.28 billion in the current year. The decrease was due primarily to the additional one-week period in fiscal 2000 and a 2.4%
reduction in volume, partially offset by a 2.3% improvement in average selling prices and a .6% improvement in processing yield. On a comparable per week basis, net sales increased 1.9% for the first nine months of fiscal 2001 as compared to the same period in fiscal 2000.

Poultry selling prices continue to be depressed by an excess supply of poultry and other competing meats such as beef and pork. A temporary reduction in broiler placements beginning in the first fiscal quarter moderately reduced the rate of growth in broiler supplies and contributed to the improvement in selling prices. According to the U.S. Department of Agriculture's (USDA) National Agricultural Statistic Service, U.S. broiler production in calendar 2000 was 41.5 billion pounds, live weight, 1.7% higher than the 1999 production of 40.8 billion pounds. This increase was lower than earlier estimates.

Export sales of $16.7 million and $48.8 million, respectively, for the quarter and nine months ended March 31, 2001 increased 27.4% and 21.4%, respectively, over the same periods in fiscal 2000. The increase is principally attributable to increased sales to Russia due to an improved Russian economy and a stabilization of their rules governing imports.

Net Operating Margins

The Association had net operating margins of $16.6 million and $34.9 million for the three and nine months ended March 31, 2001 as compared to a net operating loss of $(19.0) million and $(4.3) million in the comparable periods last year. The increase in net operating margins in the quarter and nine months ended March 31, 2001 was due primarily to the gain on the curtailment of the post retirement benefit plan (see Note 9 of Notes to Consolidated Financial Statements) and, to a lesser extent, improved poultry selling prices. Lower cost of sales in the year-to-date fiscal 2001 period also reflects the one-week reduction in the reporting period from the prior year. The receipt in December 2000 of $4.1 million for a partial distribution of Gold Kist's share as a class claimant in the vitamin antitrust class action litigation positively impacted year-to-date cost of sales. However, higher average feed costs, processing expenses and energy costs partially offset these factors and brought about the increase in cost of sales for the current quarter.
                                                                    Page 8

The impact of cost reductions implemented in the current fiscal year, including salary freezes/reductions, contributed to the reduction in distribution, administrative and general expenses for the quarter ended March 31, 2001 as compared to April 1, 2000.

Other Income (Deductions)

Interest and dividend income was $8.7 million for the nine months ended March 31, 2001 as compared to $6.0 million for the nine months ended April 1, 2000. The increase was attributable primarily to receiving the interest and dividends for the full 2001 period from the Southern States preferred securities, which were acquired in October 1999.

Interest expense was $30.5 million for the nine months ended March 31, 2001 as compared to $23.6 million for the comparable period last year, an increase of 29%. The increase was due to higher average interest rates and loan balances, and expenses/fees related to the senior secured credit agreement established November 3, 2000.

Equity in earnings of affiliate of $753,000 represented the Association's share of Golden Peanut's earnings for the nine months ended March 31, 2001 in accordance with the membership agreement. This compared to a $6.7 million share of the affiliate's loss for the same period a year ago due principally to litigation related expenses.

Miscellaneous, net was a loss of $(.9) million and income of $1.3 million for the three and nine months ended March 31, 2001 as compared to income of $741,000 and $5.8 million for the same periods last year. For the nine months ended April 1, 2000, miscellaneous, net included a $3.9 million insurance recovery on product theft losses at the Association's South Carolina poultry complex. For the three and nine months ended March 31, 2001, miscellaneous, net included a $(330,000) and $(61,000) loss, respectively, from the Association's ownership interest in a pecan processing and marketing company as compared to a $47,000 and $875,000 gain for the comparable periods in 2000. Income from a hog grow-out joint venture with another regional cooperative was $118,000 and $1.1 million, respectively, for the three and nine-month periods ended March 31, 2001 as compared to a gain of $100,000 and a loss of $(52,000), respectively, for the same periods in 2000. Increases in hog market prices gave rise to this improvement.

For the three and nine months ended March 31, 2001, the Association's combined federal and state effective income tax rates were 37%. Combined effective rates for the three and nine-month periods ended April 1, 2000 were 35%. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal sources of external financing are a secured credit facility, a term loan with an agricultural credit bank and senior notes with an insurance company totaling $117.9 million, and a rolling four-month equity swap agreement with a commercial bank in the amount of $55.2 million. The credit facility, which was replaced on November 3, 2000, included a three-year $120 million revolving credit commitment and a $100 million 364-day line of credit commitment.

On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The weighted average rate on these facilities was 8.25% at March 31, 2001. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment. At March 31, 2001, the Association had unused loan commitments of $36.4 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At March 31, 2001, the Association was in compliance with all applicable loan covenants.

For the first nine months of fiscal 2001, cash provided from operating activities was $16.5 million as compared to cash used of $1.7 million for the first nine months of fiscal 2000. Operating cash flow provided by depreciation and amortization expense was offset by the gain on the curtailment of the post retirement medical plan, a noncash transaction. The net cash flow from operating activities, along with additional net long-term borrowings, was used to repay short-term borrowings, which included maturing Subordinated Certificates and to fund capital asset expenditures of $23.4 million and net equity redemptions of $4.2 million.

Working capital and patrons' and other equity were $91.3 million and $253.9 million, respectively, at March 31, 2001 as compared to $23.8 million and $239.5 million, respectively, at July 1, 2000. The increase in working capital reflected the decrease in current liabilities and the reclassification of certain investments to current assets. In keeping with its strategy to divest non-core assets, the Association plans to liquidate its investment in Golden Peanut Company, LLC and the investment in the marketable equity security over the next twelve months. The increase in patrons' equity reflected the $9.0 million increase in value of the marketable equity security, net of tax, and $9.5 million in net margins for the first nine months of fiscal 2001.

The Association plans capital expenditures of approximately $35 million in 2001 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2001 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations, additional borrowings and liquidation of investments, as needed. In 2001, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds.

In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at March 31, 2001 and cash expected to be provided from operations and liquidation of investments, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2001 and to fund the repayment of outstanding Subordinated Certificates and other indebtedness as they mature.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in earnings. Terms of the
Association's secured credit facility limit the use of cash forward contracts and commodities futures and options transactions. At March 31, 2001, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report                Description of Exhibit

         None

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 31, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date     May 11, 2001
                                                  Gaylord O. Coan
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date     May 11, 2001
                                                 Walter F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)



                                                                  Page 12


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit

         Designation of Exhibit
             in this Report                Description of Exhibit

         None

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 31, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date     May 11, 2001                         /s/ Gaylord O. Coan
                                                  Gaylord O. Coan
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date     May 11, 2001                        /s/ Walter F. Pohl, Jr.
                                                 Walter F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)