Form 10-K
period 2001-06-30
GOLD KIST INC
filed 2001-09-26
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.


                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001      Commission File No. 2-59958

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                               Not Applicable.



                              TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties)                    1

 2.  Properties                                   7

 3.  Legal Proceedings                            7

 4.  Submission of Matters to a Vote of
     Security Holders                             7

 5.  Market for Registrant's Common
     Equity and Related Stockholder Matters       7

 6.  Selected Financial Data                      8

 7.  Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations                    9

 7A. Quantitative and Qualitative
     Disclosure about Market Risk                 15

 8.  Financial Statements and
     Supplementary Data                           16

 9.  Changes in and Disagreements
     with Accountants on Accounting
     and Financial Disclosure                     35

10.  Directors and Executive Officers
     of the Registrant                            35

11.  Executive Compensation                       37

12.  Security Ownership of Certain
     Beneficial Owners and Management             40

13.  Certain Relationships and Related
     Transactions                                 40

14.  Exhibits, Financial Statement
     Schedules, and Reports on Form 8-K           43




                               GOLD KIST INC.

            ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     The membership of Gold Kist consists of approximately 18,000 farmer members located principally in Alabama, Florida, Georgia, Mississippi, North Carolina and South Carolina. In addition, other cooperative associations are members of Gold Kist. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

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

      Gold  Kist  conducts  broiler  production  operations,  providing  both marketing and purchasing services to its cooperative patrons. The Association also conducts pork production operations, was a member during fiscal 2001 in a major peanut processing and marketing business, is a partner in a pecan processing and marketing business, and participates as a member of limited liability companies which are engaged in the production and sale of hogs and of fertilizer ingredients.

     In April 2001, Gold Kist sold the assets of its aquaculture research facility in Inverness, Mississippi, and terminated its aquaculture operations. Effective July 1, 2001, the Association withdrew as a member of Golden Peanut Company, LLC, a major peanut processing and marketing business, terminating its involvement in peanut operations. See Note 10(b) of Notes to Consolidated Financial Statements.

                                   POULTRY
Broilers

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one or more of Gold Kist's broiler complexes. Each Gold Kist broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, and accounting office(s), and transportation facilities. The complexes operated by Gold Kist in fiscal 2001 are headquartered in Boaz, Cullman, and Russellville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sanford and Siler City, North Carolina; and Sumter, South Carolina. The broiler growers, pullet producers and hatching egg producers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing services for the broilers grown.

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

    Poultry products were marketed in fiscal 2001 directly from the Company's corporate headquarters in Atlanta. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are six separate distribution facilities located in Florida, Tennessee, Ohio and Kentucky. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

     Gold Kist is one of the largest poultry processors in the United States. It competes with other large processors and with smaller companies. Competition is based upon price, quality and service. While Management believes that the pricing and quality of its products are competitive with other processors, it believes that Gold Kist's service to its customers is a principal factor that has established Gold Kist as one of the largest United States poultry processors. Gold Kist's ability to deliver poultry products produced to order is an important service to customers.

     The poultry industry, just as many other commodity industries, has historically been cyclical. Prices of perishable commodities, such as broilers, react directly to changes in supply and demand. Furthermore, broilers are typically a high volume, low margin product so that small increases in costs, such as feed ingredient costs, or small decreases in price, can produce losses. Gold Kist is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. Gold Kist uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and options contracts have inherent risk, such that changes in the commodities futures and options prices as a result of favorable or unfavorable changes in the weather, crop conditions or government policy may have an adverse effect on Gold Kist's net feed ingredient cost as compared to the cost in cash markets. Likewise, Gold Kist could benefit from reduced net feed ingredient cost as a result of these changes as compared to cost in the cash market. Results of hedging and commodity options transactions are reflected as an adjustment to feed ingredient cost in the Association's consolidated financial statements. See
Item 7A - Quantitative and Qualitative Disclosure About Market Risks and Note l (c) of Notes to Consolidated Financial Statements.

     The poultry industry has also traditionally been subject to seasonality in demand and pricing. Generally, the price and demand for poultry products peaks during the summer months and declines to lower levels during the winter months of November, December, January and February. Gold Kist poultry prices and sales volume follow the general seasonality of the industry.

     The following table shows the amount and percentage of Gold Kist's net sales volume from continuing operations contributed by sales of broiler products for each of the years indicated. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

                              Fiscal Year Ended (000's Omitted)

                        June 26,             July 1,        June 30,
                        1999                 2000           2001
Broiler Products
Volume                   $1,803,550          $1,743,288     $1,777,495
Percentage (%)           98.9                98.5           98.2

                                    PORK

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


                             AGRATECH SEEDS INC.

     AgraTech Seeds Inc., a wholly-owned subsidiary of Gold Kist, conducts a peanut genetics business which consists of research, development, breeding and marketing of proprietary seed varieties. AgraTech receives as its primary source of income royalties on the sale of its proprietary seed varieties by its licensed associates. Currently, its proprietary varieties include "GK 7 Hi-Oleic", "AT 108", "AT 120", "AT 120 Hi-Oleic" and "ViruGard".


                             YOUNG PECAN COMPANY

     Gold Kist is a partner in Young Pecan Company, a pecan processing and marketing business headquartered in Florence, South Carolina, in which the Association holds a 25% equity interest and a 35% earnings (loss) allocation. See Note 9 of Notes to Consolidated Financial Statements.




                                 LUKER INC.

     Luker Inc. is a design, fabrication and installation firm primarily serving customers in the meat, poultry, chemicals and wood products businesses with a focus on wastewater treatment systems. It is a wholly-owned subsidiary of Gold Kist located in Augusta, Georgia.


                         GOLDEN PEANUT COMPANY, LLC

     During fiscal 2001, Gold Kist, Archer Daniels Midland Company, Cargill, Inc., and Alimenta Holdings, Inc. were members in Golden Peanut Company, a limited liability company formed to operate a peanut procuring, processing, and marketing business. Gold Kist had a 25% membership interest and participated in all allocations in accordance with the organizational agreement. See Note 10(b) of Notes to Consolidated Financial Statements. Effective July 1, 2001, the Association withdrew as a member of Golden Peanut Company, LLC, terminating its involvement in peanut operations.


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



                                EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 30, 2001, the approximate export sales volume of poultry was $68.8 million. During that period, export sales were mainly to customers in Russia, Eastern Europe, the Far East, the Middle East, Mexico, Central and South America and the Caribbean.

     Export sales involve an additional element of transportation and credit risk to the shipper beyond that normally encountered in domestic sales.

     Gold Kist faces competition for export sales from both domestic and foreign suppliers. In export poultry sales, Gold Kist faces competition from other major United States producers as well as companies in France, China, Thailand, and Brazil. Tariff and non-tariff barriers to United States poultry established by the European Economic Community (EEC) since 1962 have virtually excluded Gold Kist and other United States poultry exporters from the EEC market. In addition, EEC exporters are aided in price competition with United States exporters in certain markets by subsidies from their governments.

     Gold Kist and a group of other North American and foreign farm cooperatives and agribusiness firms, acting through companies formed for this purpose, own 50% of a trading company engaged in international merchandising of grains and other agricultural commodities. Gold Kist is a minority shareholder and deals with the trading company on an arm's length basis.



                                 PROPERTIES

     Gold Kist corporate headquarters building, completed in 1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N. E., Atlanta, Georgia. The land and building are owned by a partnership of Gold Kist and Cotton States Mutual Insurance Company in which partnership Gold Kist owns 54% of the equity. Gold Kist leases approximately 95,000 square feet of the building from the partnership.

Poultry

     The poultry processing plants operated as Gold Kist facilities in fiscal 2001 are located at Boaz, Russellville, Trussville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 14.4 million broilers and 400,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne, Russellville, and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas, and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 15.3 million chicks. Additionally, Gold Kist operates twelve feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately 4.7 million tons and are located in Guntersville, Pride, and Jasper, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

    The Association operated six separate distribution centers in fiscal 2001 in its sales and distribution of poultry products: Tampa, Pompano Beach, and Crestview, Florida; Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio.

     Gold Kist currently operates four pork production centers. These production facilities include a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2005) and Nashville (lease expires December 31, 2001) Tennessee; and Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088).



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

     The Georgia Environmental Protection Division ("GEPD") has listed the site of the former Gold Kist chemical blending facility in Cordele, Georgia on Georgia's Hazardous Sites Inventory list under the State's Hazardous Sites Response Act due to the presence of pesticide residue above regulatory standards. Gold Kist sold this facility in 1985. Remediation may be required in the future to meet regulatory clean-up standards. Since the extent of the conditions at the site have not been completely defined at this time, Gold Kist is unable to estimate cost of the compliance to be required of Gold Kist for this location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

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


Item 2.  Properties.

    The principal facilities used in the Association's business are described in Item 1. Business (and Properties). Management believes that the facilities are adequate and suitable for their respective uses and the Association's current intended operations. There are no material liens or encumbrances on the properties owned by the Association except for mortgages on all of the Association's poultry facilities to secure certain credit facilities with the Association's lenders. See Note 4 of Notes to Consolidated Financial Statements.


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



Item 6.   Selected Financial Data.


              SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 30, 2001 and "Consolidated Balance Sheet Data" as of June 28, 1997, June 27, 1998, June 26, 1999, July 1, 2000 and
June 30, 2001 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of July 1, 2000 and June 30, 2001 and for each of the years in the three-year period ended June 30, 2001, and the report thereon of KPMG LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the auditors' reports.


                                 For Fiscal Years Ended (000's omitted)
                             June  28, June 27,  June 26,  July 1,  June 30,
Consolidated Statement of      1997      1998      1999      2000     2001
Operations Data:
Net sales volume (A)        $1,709,661 1,704,857 1,822,708 1,770,453 1,810,755
Margins (loss) from
 continuing operations     $    10,870   (57,036)   69,361   (26,086)   33,066

(A). Amounts have been reclassed to apply the provisions of Emerging Issues
     Task Force Issue 00-10.

                                            As of (000's omitted)
                             June 28,  June 27,  June 26,  July 1,  June 30,
Consolidated Balance Sheet     1997      1998      1999      2000     2001
Data:
Total assets                $1,051,813 1,080,655  814,137  881,290   870,056
Long-term liabilities       $  301,190   376,553  275,408  331,837   322,289
Patrons' and other equity   $  346,075   234,006  279,367  239,490   272,550



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

   As with other perishable commodity businesses, the integrated poultry industry has demonstrated varying levels of profitability, and to a lesser extent, losses over its forty-year history. The following addresses the various factors that have influenced poultry industry profitability during the past five years. Average market prices for broilers during 1997 remained at relatively high levels as compared to historical averages. However, during the May-June 1997 period, market prices declined below 1996 levels as a result of the increase in industry production. Export prices for broiler leg-quarters declined substantially in 1997 as a result of disruptions in the Russian markets. Although market prices for broiler products strengthened in the fourth quarter of 1998, average market prices for 1998 were approximately 4.0% lower than in 1997. Favorable broiler market prices continued during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of 1999 as a result of a cessation of the live production problems. Market prices for poultry dark meat were weak during 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through 2000 and most of 2001 due to increased production levels and the large supply of competing meats (pork and beef). According to the U.S. Department of Agriculture's (USDA)
World Agricultural Outlook Board, the forecast for calendar 2001 broiler production is 30.47 billion pounds, ready-to-cook weight, approximately 1% above the 30.21 billion level in 2000. The estimate for calendar 2002 production is 31.16 billion pounds, 2.3% over the 2001 forecast.

   Generally, the cost of feed grains, primarily corn and soybean meal, represents approximately fifty percent of total broiler production costs. During 1997, average cash market prices for corn declined 14% as a result of the favorable 1996 harvest. However, soybean meal average cash market prices increased approximately 26% for 1997 as compared to 1996 as a result of strong demand and lower carryover stocks. Average cash market prices for corn and soybean meal declined 18% and 20%, respectively, during 1998 as a result of the favorable 1997 harvest and reduced exports of agricultural
commodities.   In 1999, average cash market prices for corn and soybean  meal declined  20%  and  34%, respectively, as a result of  favorable  U.S.  grain
production  and  the  decline in world demand for feed  grains.   Feed  grain
prices generally held steady or slightly above these levels through 2000  and
2001.   Corn and soybean meal prices are expected to increase in 2002 due  to stronger worldwide demand and lower ending stocks.

   Poultry export sales for 1999, 2000 and 2001 were $40.9 million, $48.8 million and $68.8 million, respectively. During 1999, export sales declined as a result of lower market prices for poultry and the economic crises in Southeast Asia and Russia. Starting in 2000, export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through 2001 due to the ban on red meat imports from the European Union leading to the 41% increase in export sales over 2000. Export sales of poultry products will be influenced by credit availability to foreign countries and political and economic stability, particularly in Russia, Eastern Europe and the Far East.

   In May 1998, the Association's Board of Directors adopted a plan to discontinue operations of the Agri-Services segment. Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase out period, have been segregated from continuing operations and reported separately in the Statements of Operations. See Notes 1 and 11 of Notes to Consolidated Financial Statements. The Association's continuing operations are principally comprised of its poultry operations. The discussion and analysis of results of operations that follows relates solely to the continuing operations of the Association for each of the years in the three-year period ended June 30, 2001.

                            Results of Operations

  Fiscal 2000 Compared to Fiscal 1999

   The Association's accounting cycle resulted in 53 weeks of operations in the year ended July 1, 2000 as compared to 52 weeks of operations in the year ended June 26, 1999.

   Net sales volume of $1.77 billion for 2000 decreased approximately 2.9% or $52 million as compared to 1999. The net sales volume decrease was primarily the result of a 7.5% decrease in average selling prices, which was partially offset by a 3.7% increase in pounds of poultry sold. Management believes the decline in sales prices is a result of an industry-wide increase in poultry production coupled with large supplies of competing meats (pork and beef).

  The Association had a net operating loss of approximately $21.0 million for 2000 as compared to net operating margins of $121.9 million for 1999. Cost of sales increased $84.7 million or 5.2% as compared to 1999. The decline in net operating margins was due primarily to the decrease in broiler sales prices discussed above and increases in field production and processing costs. These increases were partially offset by lower feed ingredient costs. Feed ingredient costs declined 3.3% in 2000 as compared to 1999. Management believes lower feed ingredient prices reflect the continuation of weak U.S. grain exports and favorable grain harvests during the past three years. The Association's pork division posted an operating margin of $86 thousand as compared to operating losses of $6.7 million for 1999.

   The increase in distribution, administrative and general expenses in 2000 reflected additions to the allowance for doubtful accounts resulting from a customer bankruptcy, the additional week of operations in 2000, and the costs associated with the centralization of the sales and marketing functions of the poultry operations in July 1999.

   The components included in other deductions totaled $27.2 million in 2000 as compared to $18.4 million in 1999. Interest and dividend income of $8.3 million in 2000 included income from the preferred securities purchased from Southern States in October 1999 of $5.8 million. Interest expense was $30.4 million for 2000 as compared to $26.0 million for 1999. The increases primarily reflected higher average borrowings necessary to fund the purchase of Southern States securities for $98.6 million in October 1999 and the repurchase of $25.7 million of accounts and crop notes receivable from Southern States in September 1999. See Note 11 of Notes to Consolidated Financial Statements. In addition, borrowings increased during 2000 as a result of cash used to fund operating losses. Equity in loss of affiliate of $4.4 million represented the Association's pro rata share of Golden Peanut Company's loss for 2000. This compared to the $188 thousand pro rata share of the affiliate's earnings for 1999. Golden Peanut Company's loss for fiscal 2000 resulted from litigation related expenses and inventory write-downs. The Association's pro rata share of the litigation expense was 40%, as compared to the current 25% equity interest, which was the ownership percentage at the time of the events giving rise to the litigation. See Note 10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net was a deduction of $657 thousand for 2000 as compared to income of $4.7 million for 1999. Miscellaneous, net for 2000 includes losses of $4.7 million from the Association's ownership interest in a company engaged in the manufacture and distribution of fertilizer additives. An insurance settlement of $3.9 million, representing the recovery of product theft losses at the Association's South Carolina poultry complex, was received in 2000. Miscellaneous, net also included a $615 thousand gain in 2000 from the Association's ownership interest in a pecan processing and marketing company as compared to an $824 thousand gain in 1999. Income from a hog grow-out joint venture with another regional cooperative was $775 thousand as compared to a loss of $827 thousand in 1999.

   For 2000 and 1999, the Association's combined federal and state effective income tax rates were (46)% and 33%, respectively. Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible patronage payments, if applicable. See Note 7 of Notes to Consolidated Financial Statements.

   In response to the adverse operating conditions experienced in 2000, the Association implemented a profit recovery plan, including cut backs in live broiler production, reduction in plant operating hours, salary reductions for senior management and salary freezes for salaried employees. A curtailment/reduction in certain benefit plans was also instituted with increased cost shifting to employees.

  Fiscal 2001 Compared to Fiscal 2000

   For 2001, net sales increased 2.3% from $1.77 billion in the comparable period last year to $1.81 billion in the current year. The increase was due primarily to a 1.4% improvement in average selling prices and a 1.1% improvement in processing yield, partially offset by the additional one-week period in fiscal 2000 and a 4.6% reduction in live weight pounds processed. On a comparable per week basis, net sales increased 4.2% for 2001 as compared to 2000. Poultry selling prices continue to be depressed by an excess supply of poultry and other competing meats such as beef and pork. A temporary reduction in broiler placements beginning in the first fiscal quarter moderately reduced the rate of growth in broiler supplies and contributed to an improvement in selling prices.

   The Association had net operating margins of $65.5 million for 2001 as compared to a net operating loss of $21 million in 2000. The increase in net operating margins was due primarily to the $33.7 million gain from the curtailment of the post retirement medical benefit plan and related pension plan settlements (see Note 8(b) of Notes to Consolidated Financial Statements) and improved poultry selling prices. Lower cost of sales in 2001 reflects the one-week reduction in the reporting period from the prior year and the receipt in 2001 of $6.4 million representing Gold Kist's share as a class claimant in the vitamin antitrust class action litigation. However, a 1% increase in average feed costs and higher processing expenses and energy costs partially offset these factors. The Association's pork division posted an operating margin of $2.4 million as compared to an operating margin of $86 thousand for 2000. The impact of cost reductions implemented in 2001, including salary freezes/reductions and benefit program changes, partially offset the increase in distribution, administrative and general expenses. The increase was principally due to higher incentive compensation attributable to the earnings improvement in 2001.

   The components in other deductions totaled $19.2 million in 2001 as compared to $27.2 million in 2000. Interest and dividend income was $11.5 million for 2001 as compared to $8.3 million for 2000. The increase was due to the receipt of the interest and dividends for the full 2001 period from the Southern States preferred securities, which were acquired in October 1999. Interest expense was $40.1 million for 2001 as compared to $30.4 million for 2000, an increase of 32%. The increase was caused by higher average interest rates and loan balances, and expenses/fees related to the senior secured credit agreement established November 3, 2000. See Note 4 of Notes to Consolidated Financial Statements. Equity in earnings of affiliate of $10 million represented the Association's share of Golden Peanut's earnings for 2001 in accordance with the membership agreement. The earnings were principally attributable to the reversal of previously accrued litigation expense due to a judgment that was vacated by the Georgia Court of Appeals in March 2001 and improved peanut market prices. This compared to a $4.4 million share of the affiliate's loss for 2000 due principally to accrued litigation expenses related to the judgment that was vacated in 2001. See Note 10(b) of Notes to Consolidated Financial Statements. Miscellaneous, net was a deduction of $581 thousand for 2001 as compared to a deduction of $657 thousand for 2000. For 2001, miscellaneous, net included a $340 thousand loss from the Association's ownership interest in a pecan processing and marketing company as compared to a $615 thousand gain for 2000. Income from a hog grow-out joint venture with another regional cooperative was $2.1 million in 2001 as compared to $775 thousand in 2000. Strong increases in hog market prices gave rise to this improvement.

  The combined federal and state effective tax rate for 2001 was 29% compared to (46)% in 2000. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits, dividends received deductions and deductible nonqualified equity redemptions. See Note 7 of Notes to Consolidated Financial Statements.

                             Financial Condition

Liquidity and Capital Resources

   The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external short-term financing is a secured committed credit facility. In August 1998, the Association refinanced its $440 million secured committed credit facility with a $500 million credit agreement with a commercial bank that included a secured $125 million 364-day line of credit commitment, a secured $125 million three-year revolving credit facility and a $250 million three-year unsecured bridge facility. Upon the consummation of the sale of certain assets of the Agri-Services segment in October 1998, the bridge loan was repaid. See Notes 1 and 11 of Notes to Consolidated Financial Statements. In 1998, the Association obtained a $50 million term loan from an agricultural credit bank and a $69.9 million rolling four-month equity swap arrangement with a commercial bank. The equity swap was reset in 1999 for $58.1 million, in 2000 for $42.9 million and in 2001 for $55.2 million. In December 1999, the Association reduced its $250 million secured committed credit facility to $200 million and in July 2000 increased the facility to $220 million. The facility included a three-year $120 million revolving credit commitment and a $100 million 364-day line of credit commitment.

   On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The weighted average rate on these facilities was 6.98% at June 30, 2001. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment. At June 30, 2001, the Association had unused loan commitments of $57 million. See Note 4 of Notes to Consolidated Financial Statements. The Association is in the process of refinancing the 364-day revolving line of credit and the two-year term loan. Commitments in the amount of $110 million for the 364-day revolving line of credit and $95 million for the two-year term loan were accepted from a group of financial institutions on September 24, 2001. Terms and conditions of the line of credit and the term loan will be essentially unchanged from those of the November 3, 2000 agreement. The transaction is expected to close in October 2001.

   Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 30, 2001, the Association was in compliance with all applicable loan covenants. See Note 4 of Notes to Consolidated Financial Statements.

   In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States. In order to resolve the post-closing valuation process, the Association agreed in September 1999 to repurchase from Southern States approximately $34.5 million of accounts and crop notes receivable. The agreement resulted in a final settlement payment to Southern States of approximately $21.2 million in September 1999. In order to complete the transaction with Southern States, the Association committed to purchase from Southern States, subject to certain terms and conditions, up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry a current weighted average dividend rate of 8.5%. Gold Kist is permitted to sell the preferred securities, which are classified as noncurrent investments in the accompanying consolidated balance sheets, pursuant to applicable securities regulations. See Note 11 of Notes to Consolidated Financial Statements.

   In 1999, the operating activities of continuing operations provided $156.2 million in cash as a result of the improvement in poultry operating margins. Net cash from investing activities reflected proceeds of $218.3 million from the sale of the Agri-Services segment. Cash flow from investing activities included $14.2 million from the sale of loans and disposals of investments. The proceeds from these activities were used to repay short-term borrowings and long-term debt, which included maturing Subordinated Certificates. In addition, cash uses included the funding of capital expenditures of $31.9 million and net equity redemptions of $5.6 million.

   In 2000, the operating activities of continuing operations used $7.8 million in cash as a result of the net operating loss caused by the depressed poultry market conditions. Net cash used in investing activities included the purchase of the Southern States securities for $98.6 million and the repurchase of accounts and crop notes receivable from Southern States for a net amount of $20.5 million. See Note 11 of Notes to Consolidated Financial Statements. In addition, cash was used to fund capital expenditures of $29.9 million and to pay patronage refunds and net equity redemptions of $4.3 million. Existing cash balances and increases in short and long-term borrowings were used to fund these expenditures.

   In  2001,  cash  provided by operating activities  was  $71.9  million,  a
significant   improvement  from  2000.   Operating  cash  flow  provided   by
depreciation and amortization expense and reductions in current assets was partially offset by the noncash gain from the curtailment of the post retirement medical plan and related pension plan settlements, and the equity in the undistributed earnings of Golden Peanut Company. The net cash flows from operating activities, along with additional net long-term borrowings, was used to repay the single installment senior note of $20 million and short-term borrowings, which included maturing Subordinated Certificates, and to fund capital asset expenditures of $33.5 million and net equity redemptions of $5.9 million.

   Working capital and patrons' and other equity were $121.1 million and $272.6 million, respectively, at June 30, 2001 as compared to $23.8 million and $239.5 million, respectively, at July 1, 2000. The increase in working capital reflected the decrease in current liabilities and the reclassification of certain investments to current assets. In keeping with its strategy to divest non-core assets, the Association liquidated its investment in Golden Peanut Company, LLC on August 30, 2001 and plans to liquidate the investment in the marketable equity security over the next twelve months. The increase in patrons' equity reflected the $8.8 million increase in value of the marketable equity security, net of tax, and $33.1 million in net margins.

   The Association plans capital expenditures of approximately $45 million in 2002 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2002 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations, additional borrowings and liquidation of investments as needed. In 2002, management expects cash expenditures to approximate $5 million for equity distributions, net of insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at June 30, 2001 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2002 and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

   In July 2001, the Financial Accounting Standards Board issued two statements, SFAS 141 on Business Combinations and SFAS 142 addressing Goodwill and Intangible Assets. The statement on Business Combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company does not have any pending acquisitions or mergers as of June 30, 2001.

   The statement on Goodwill and Intangible Assets will require that goodwill no longer be amortized instead it will be periodically tested for impairment. The Statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001 with early adoption permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company has approximately $20 million of goodwill included in other assets in the accompanying consolidated balance sheet at June 30, 2001 with annual amortization of $1.2 million. The Company is in the process of evaluating the financial statement impact of the SFAS 142, including the period of adoption.


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

Commodities Risk

  The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in earnings. Terms of the Association's committed secured credit facility limit the use of cash forward contracts and commodities futures and options transactions. At June 30, 2001, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.


Item 8.    Financial Statements and Supplementary Data.


                             INDEX

FINANCIAL STATEMENTS:                                    Page

 GOLD KIST INC.
 CONSOLIDATED FINANCIAL STATEMENTS:
 Independent Auditors' Reports                              17
 Consolidated Balance Sheets as of July 1, 2000 and
   June 30, 2001                                            19
 Consolidated Statements of Operations for the years
   ended June 26, 1999, July 1, 2000 and June 30, 2001      20
 Consolidated Statements of Patrons' and Other Equity
   and Comprehensive Income (Loss) for the years
   ended June 26, 1999, July 1, 2000 and June 30, 2001      21
 Consolidated Statements of Cash Flows for the years
   ended June 26, 1999, July 1, 2000 and June 30, 2001      22
 Notes to Consolidated Financial Statements                 23

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

 FINANCIAL STATEMENT SCHEDULE:
 Valuation Reserves and Qualifying Accounts for the
   years ended June 26, 1999, July 1, 2000 and
   June 30, 2001                                            42


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of July 1, 2000 and June 30, 2001, and the related consolidated statements of operations, patrons' and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2001, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries, an investment accounted for using the equity method of accounting, as described in Note 10(b) to the consolidated financial statements. The consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, LLC and Subsidiaries, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of July 1, 2000 and June 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Atlanta, Georgia
September 7, 2001



                          REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Golden Peanut Company, LLC

    We have audited the accompanying consolidated balance sheets of Golden Peanut Company, LLC and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, members' equity, and cash flows for each of the three years in the period ended June 30, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company, LLC and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP


Atlanta, Georgia
August 31, 2001, except
for the fourth paragraph
of Note 11, as to which
the date is September 17, 2001

                               GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Amounts in Thousands)

                                             July 1, 2000   June 30, 2001
                             ASSETS
Current assets:
 Cash and cash equivalents                    $   8,671          11,339
 Receivables, principally trade, less
  allowance for doubtful accounts of
  $4,041 in 2000 and $2,449 in 2001             106,698         106,997
 Inventories (note 2)                           183,061         175,054
 Deferred income taxes                           16,360          18,177
 Investments (note 10)                                -          72,002
 Other current assets                            18,924          12,735
  Total current assets                          333,714         396,304
Investments (notes 1(f) and 10)                 167,988         121,612
Property, plant and equipment, net
 (note 3)                                       239,188         230,167
Other assets                                    140,400         121,973
                                               $881,290         870,056


                     LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities
  of long-term debt (note 4):
  Short-term borrowings                        $131,910          98,220
  Subordinated loan certificates                     40               -
  Current maturities of long-term debt           34,352          22,913
                                                166,302         121,133
 Accounts payable                                72,325          72,898
 Accrued compensation and related
  expenses                                       24,052          32,159
 Interest left on deposit (note 4)               11,528          11,900
 Other current liabilities                       35,756          37,127
  Total current liabilities                     309,963         275,217
Long-term debt, excluding current
 maturities (note 4)                            251,714         266,285
Accrued postretirement benefit costs
 (note 8(b))                                     58,407          32,143
Other liabilities                                21,716          23,861
  Total liabilities                             641,800         597,506
Patrons' and other equity (note 6):
 Common stock, $1.00 par value -
  Authorized 500 shares; issued and
  outstanding 30 in 2000 and 29 in 2001              30              29
 Patronage reserves                             197,520         189,278
 Accumulated other comprehensive income           8,165          15,450
 Retained earnings                               33,775          67,793
  Total patrons' and other equity               239,490         272,550
Commitments and contingencies
 (notes 4, 5, 6, 8, 9 and 10(b))
                                               $881,290         870,056

        See accompanying notes to consolidated financial statements.



                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)

                                                  Years Ended
                                 June 26, 1999   July 1, 2000  June 30, 2001
Net sales volume                   $1,822,708      1,770,453      1,810,755
Cost of sales                       1,624,510      1,709,183      1,690,437
  Gross margins                       198,198         61,270        120,318
Distribution, administrative and
  general expenses                     76,258         82,297 	     88,507
Benefit plans curtailment and
  settlements gain
  (note 8(b))                               -	           -	     33,727
  Net operating margins (loss)        121,940        (21,027)        65,538
Other income (deductions):
  Interest and dividend income          2,833          8,262         11,459
  Interest expense                    (26,050)       (30,425)       (40,127)
  Equity in earnings (loss) of
     affiliate (note 10(b))               188         (4,393)        10,048
  Miscellaneous, net (note 10(a))       4,660           (657)          (581)
       Total other deductions         (18,369)       (27,213)       (19,201)
  Margins (loss) from continuing
     operations before income
     taxes                            103,571        (48,240)        46,337
Income tax expense (benefit)-
 (note 7)                              34,210        (22,154)        13,271
  Margins (loss) from continuing
     operations                        69,361        (26,086)        33,066
Discontinued operations (notes 7
  and 11) - loss on disposal of
  Agri-Services segment (less
  applicable income tax benefit
  of $(4.3) million for 1999)          (8,034)             -              -
  Net margins (loss)               $   61,327        (26,086)        33,066

        See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
             CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                       AND COMPREHENSIVE INCOME (LOSS)
       For the Years Ended June 26, 1999, July 1, 2000 and June 30, 2001
                            (Amounts in Thousands)

                                          Accumulated other
                                      comprehensive income (loss)
                                          Unrealized
                                         gain (loss)
                                              on
                                          marketable  Pension
                       Common  Patronage    equity   liability  Retained
                       Stock   reserves    security  adjustment earnings  Total
June 27, 1998          $ 33    198,517      27,099     (176)     8,533   234,006
 Comprehensive income:
  Net margins for 1999    -     14,990           -        -     46,337    61,327
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))       -          -      (8,084)       -          -    (8,084)
  Additional minimum
   pension liability      -          -           -     (169)         -      (169)
 Total comprehensive
  income                                                                  53,074
 Cash portion of
  nonqualified
  patronage refund        -    (2,263)           -        -          -    (2,263)
 Redemptions and other
  changes                (2)   (7,164)           -        -      1,716    (5,450)
June 26, 1999            31   204,080       19,015     (345)    56,586   279,367
 Comprehensive loss:
  Net loss for 2000       -         -            -        -    (26,086)  (26,086)
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))       -         -      (10,268)       -          -   (10,268)
  Additional minimum
   pension liability      -         -            -     (237)         -      (237)
 Total comprehensive
  loss                                                                   (36,591)
 Redemptions and other
  changes                (1)   (6,560)           -        -      3,275    (3,286)
July 1, 2000             30   197,520        8,747     (582)    33,775   239,490
 Comprehensive income:
  Net margins for 2001    -         -            -        -     33,066    33,066
  Change in value of
   marketable equity
   security, net of
   tax (note 10(a))       -         -        8,812        -          -     8,812
  Additional minimum
   pension liability      -         -            -   (1,527)         -    (1,527)
 Total comprehensive
  income               		                                          40,351
 Redemptions and other
  changes                (1)   (8,242)           -        -  	   952    (7,291)
June 30, 2001        $   29   189,278       17,559   (2,109)    67,793   272,550


           See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in Thousands)

                                                  Years Ended
                                   June 26, 1999  July 1, 2000 June 30, 2001
Cash flows from operating activities:
 Margins (loss) from continuing
  operations                          $ 69,361       (26,086)      33,066
 Non-cash items included in margins
  (loss) from continuing operations:
  Depreciation and amortization         40,979        43,312       42,747
  Benefit plans curtailment and
   settlements gain                          -             -      (33,727)
  Equity in (earnings) loss of
   affiliate                              (188)        4,393      (10,048)
  Deferred income tax expense
   (benefit)                            10,460       (18,373)      13,589
  Other                                   (988)        2,855        1,254
 Changes in operating assets and
  liabilities:
  Receivables                           (1,103)        2,362         (299)
  Inventories                           (8,595)         (262)       8,007
  Other current assets                  14,072         1,209        6,928
  Accounts payable and accrued
   expenses                             33,159       (18,282)      10,051
  Interest left on deposit                (964)        1,041          372
Net cash provided by (used in)
 operating activities of
 continuing operations                 156,193        (7,831)      71,940
Net cash provided by operating
 activities of discontinued
 operations                             34,083             -            -
Net cash provided by (used in)
 operating activities                  190,276        (7,831)      71,940
Cash flows from investing activities:
 Acquisitions of investments                 -       (98,605)        (818)
 Acquisitions of property, plant and
  equipment                            (31,887)      (29,874)     (33,495)
 Proceeds from disposal of investments   6,028         3,429            8
 Proceeds from sale of loans             8,191             -            -
 Other                                   2,598        (2,592)       1,523
Net cash used in investing activities
 of continuing operations              (15,070)     (127,642)     (32,782)
Net cash provided by (used in)
 investing activities of
 discontinued operations:
  Proceeds from sale of the Agri-
   Services segment                    218,313             -            -
  Repurchase of accounts and crop
   notes receivable, net                     -       (20,538)           -
  Other                                      -         3,554            -
Net cash provided by (used in)
 investing activities                  203,243      (144,626)     (32,782)
Cash flows from financing activities:
 Short-term borrowings, net           (168,764)       63,770      (33,730)
 Proceeds from long-term debt           85,699       100,000      140,000
 Principal payments of long-term
  debt                                (295,814)      (17,667)    (136,868)
 Patronage refunds and other equity
  paid in cash                          (5,619)       (5,785)      (5,892)
Net cash provided by (used in)
 financing activities.                (384,498)      140,318      (36,490)
Net change in cash and cash
 equivalents                             9,021       (12,139)       2,668
Cash and cash equivalents at
 beginning of year                      11,789        20,810        8,671
Cash and cash equivalents at end
 of year                            $   20,810         8,671       11,339
Supplemental disclosure of cash
 flow data:
 Cash paid (received) during the
  years for:
  Interest (net of amounts
   capitalized)                     $   28,512        29,738       39,538
  Income taxes                      $   12,465         2,940       (6,042)

        See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                June 26, 1999, July 1, 2000 and June 30, 2001
                        (Dollar Amounts in Thousands)


(1)  Summary of Significant Accounting Policies

   Gold Kist Inc. is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist Inc. has approximately 18,000 farmer and cooperative association members located principally in the southeastern United States. Gold Kist Inc. operates fully integrated broiler production, processing and marketing operations, as well as pork production facilities. These operations provide marketing and purchasing services to approximately 2,300 breeder, broiler and pork producers.

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

  (a)  Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its subsidiaries (collectively "Gold Kist" or "Company" or "Association"). All significant intercompany balances and transactions have been eliminated in consolidation.

          Certain reclassifications have been made in 1999 and 2000 to conform to the presentation in 2001.

  (b)  Cash and Cash Equivalents

          Gold Kist's policy is to invest cash in excess of operating requirements in highly liquid interest bearing debt instruments, which include commercial paper and reverse repurchase agreements. These investments are stated at cost, which approximates market. For purposes of the consolidated statements of cash flows, Gold Kist considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

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

          Effective July 2, 2000, the Association adopted Statement of Financial Accounting Standards (SFAS) 133 as amended by SFAS 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options transactions. The Company's futures transactions have historically been designated as hedges and options transactions have been marked to market. Effective in the first quarter of 2001, changes



                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

     in the fair value of these derivatives, except for forward purchase contracts on which the Company takes physical delivery, have been recorded through earnings. The effect of the adoption of the new Statements was immaterial.

          Marketable products consist primarily of dressed and further processed poultry. These inventories are stated, principally, on the basis of selling prices, less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value).

  (d)  Revenue Recognition

           Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer. In accordance with Emerging Issues Task Force Issue 00-10, shipping costs previously deducted from net sales volume have been reclassified to cost of sales. This reclassification increased net sales volume and cost of sales by $57 million, $63 million and $65 million in fiscal 1999, 2000 and 2001, respectively.

  (e)  Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

  (f)  Investments

          Investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. Accordingly, it is not practical to determine these investments' fair value. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies, which are not readily marketable, are stated at cost.

          Gold Kist applies the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Company has classified its marketable equity security as "available-for-sale." "Available-for-sale" securities are those the Company intends to hold for a period of time and are not acquired with the intent of selling them in the near term. Accumulated other comprehensive income - unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying consolidated financial statements, net of deferred income taxes. Management believes the carrying value of the collateralized loans approximate market value and, accordingly, no adjustment has been recognized in the accompanying consolidated financial statements.

          Gold Kist's investment in Golden Peanut Company is accounted for using the equity method (see note 10(b)). Other investments accounted for under the equity method are not significant.

           On August 30, 2001, Gold Kist liquidated its investment in Golden Peanut Company at its carrying value and intends to liquidate the marketable equity security over the next twelve months. As a result, these investments have been reclassified as current assets in the accompanying 2001 consolidated balance sheet.

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


                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

          The bylaws of Gold Kist provide for the issuance of either qualified or nonqualified patronage refunds (as defined for purposes of Subchapter T of the Internal Revenue Code). Gold Kist utilizes nonqualified patronage refunds, which are deductible for income tax purposes only to the extent paid or redeemed in cash.

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

  (h)  Fair Value of Financial Instruments

           Gold Kist's financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables and accounts payable and accrued expenses, interest left on deposit, certain short-term debt, which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value, which approximates carrying value at July 1, 2000 and June 30, 2001 unless otherwise specified (see notes 1(f) and 4).

   (i)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
         Of

          Gold Kist applies the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j)  Comprehensive Income

           In  1999,  Gold  Kist  adopted SFAS 130, "Reporting  Comprehensive
     Income." SFAS 130 establishes rules for reporting of comprehensive income and its components. Comprehensive income consists of net margins, unrealized gains and losses on a marketable equity security and pension liability adjustments, net of tax, and is presented in the consolidated statements of patrons' and other equity and comprehensive income (loss). The adoption of SFAS 130 had no impact on total patrons' equity.

  (k)  Fiscal Year

          Gold  Kist  employs  a  52/53-week fiscal year.   The  consolidated
     financial statements for 1999, 2000 and 2001 reflect 52 weeks, 53 weeks and 52 weeks, respectively. Fiscal 2002 will be a 52-week year.

  (l)  Use of Estimates

          Management of Gold Kist has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)


 (2) Inventories

  Inventories are summarized as follows:

                                            2000      2001

          Live poultry and hogs           $ 97,623    90,065
          Marketable products               53,367    53,729
          Raw materials and supplies        32,071    31,260
                                          $183,061   175,054

(3)  Property, Plant and Equipment

  Property, plant and equipment is summarized as follows:

                                             2000     2001
          Land and land improvements      $ 33,654    32,140
          Buildings                        185,626   202,083
          Machinery and equipment          386,108   399,791
          Construction in progress           7,937     3,314
                                           613,325   637,328
          Less accumulated depreciation    374,137   407,161
                                          $239,188   230,167

(4)  Notes Payable and Long-Term Debt

   Short-term borrowings at July 1, 2000 and June 30, 2001 include $49.2 million and $55.2 million, respectively, under a rolling four-month secured agreement with a commercial bank entered into in April 1998. The commercial bank holds a marketable equity security owned by Gold Kist as collateral (see
note  10(a)).   The Company is required to maintain funds with  the  bank  to account for volatility in the market price of the security held as collateral. Interest on the borrowings is at one-month London Interbank Offered Rate (LIBOR) plus .75% per annum. The Company earns interest on the collateral funds at rates that approximate the federal funds rate.

   The Company's long-term debt includes the Series B Senior Exchange Notes and the Series C Senior Exchange Notes with an insurance company. The interest rates on these notes are adjusted quarterly in accordance with the Company's financial condition. As of June 30, 2001, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 11.25% and 11.5%, respectively. As of July 1, 2000, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 9.35% and 9.69%, respectively.

   At July 1, 2000, the Company's syndicated credit facility included a secured $125 million 364-day line of credit commitment and a secured $125 million three-year revolving credit facility with a group of financial institutions. The 364-day line of credit and three-year revolving credit facility, as well as, the Company's senior notes payable, term loan with an agricultural credit bank and any letters of credit were secured by all inventories and receivables of the Company and by mortgages on the Company's facilities in Marshall County, Alabama and Sumter County, South Carolina. In July 2000, the Company reduced the secured committed credit facility to $220 million, which includes a three-year $120 million revolving credit agreement and a $100 million 364-day line of credit.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

   On November 3, 2000, the Association replaced its syndicated credit facility with a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over LIBOR, adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment. Short-term borrowings of $70 million and long-term debt of $120 million were repaid and replaced with proceeds of $54.5 million from the 364-day revolving line of credit, the $95 million two-year term loan, and the $45 million five-year term loan on November 3, 2000.

  As of July 1, 2000 and June 30, 2001, the balance outstanding under the 364-day line of credit was $89 million and $43 million, respectively, with a weighted average interest rate of 9% and 6.8%, respectively.

   Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

  Long-term debt is summarized as follows:

                                                          2000        2001
    Single installment Series A senior exchange note
     due in June 2001 with interest payable quarterly      $ 20,000        -
    Series B senior exchange notes, due in annual
     installments of $2,727 beginning in February
     2002 with interest payable quarterly                    30,000   30,000
    Series C senior exchange notes, due in annual
     installments of $2,272 beginning in May 2002
     with interest payable quarterly                         25,000   25,000
    Senior secured note payable with an insurance
     company due in November 2005 with interest payable
     quarterly at a fixed rate of 10.57%                          -   45,000
    Revolving credit agreements with financial
     institutions (weighted average rate of  8.1% at
     July 1, 2000)                                          100,000        -
    Term loan agreements with financial institutions,
     due in November 2002 (weighted average rate of 7%
     at June 30, 2001)                                            -   95,000
    Term loan agreements with agricultural credit bank,
     due in semi-annual installments of $1,785 with
     interest payable quarterly (weighted average
     interest rate of 8.5% at July 1, 2000 and 9.7% at
     June 30, 2001)                                          44,645   41,075
    Subordinated capital certificates of interest with
     fixed maturities ranging from  three to fifteen
     years, unsecured (weighted average interest rate
     of 7.6% at July 1, 2000 and 7.9% at
     June 30, 2001)                                          53,863   42,272
    Tax exempt industrial revenue bonds with varying
     interest rates, due in quarterly and annual
     installments through 2016                               10,000    9,550
    Pro rata share of mortgage loan, at 8.47% interest,
     due in monthly installments to June 30, 2004,
     secured by a building                                    1,360    1,069
    Other                                                     1,198      232
                                                            286,066  289,198
       Less current maturities                               34,352   22,913
                                                           $251,714  266,285

   Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the Series A, Series B and Series C senior exchange notes at July 1, 2000 was approximately $74.4 million and excluding the Series A senior exchange note, was approximately $56.8 million at June 30, 2001. The estimated fair value of the term loans with the agricultural credit bank at July 1, 2000 and June 30, 2001 was approximately $41.8 million and $39.7 million, respectively, and the estimated fair value of the senior secured note with an insurance company was $45.8 million at June 30, 2001.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

     The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 30, 2001, the Association was in compliance with all loan covenants.

    Annual required principal repayments on long-term debt for the five years subsequent to June 30, 2001 are as follows:

       Year:
       2002                                              $ 22,913
       2003                                               110,390
       2004                                                14,175
       2005                                                10,515
       2006                                                54,613

(5)  Leases

   Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for 1999, 2000 and 2001 was $13.4 million, $16.3 million and $19.3 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 2001 are as follows:

       Year:
       2002                                               $11,080
       2003                                                 8,977
       2004                                                 6,371
       2005                                                 3,999
       2006                                                 1,414
       Thereafter                                             466
                                                          $32,307

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


                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

(7) Income Taxes

  Total income tax expense (benefit) was allocated as follows:

                                                   1999     2000      2001
  Margins (loss) from continuing operations     $34,210   (22,154)   13,271
  Loss on disposal of Agri-Services segment      (4,326)         -        -
  Patrons' and other equity - accumulated
    comprehensive income -
    unrealized gain on marketable equity
     security                                    (4,353)   (5,529)    4,745
    pension liability adjustment                   (100)     (141)     (910)
                                                $25,431   (27,824)   17,106

   The  provisions  for  income tax expense (benefit),  principally  Federal,
related  to  margins  (loss)  from  continuing  operations  consist  of   the
following:

                                                  1999      2000      2001
  Current expense (benefit)                     $23,750    (3,781)     (318)
  Deferred expense (benefit)                     10,460   (18,373)   13,589
                                                $34,210   (22,154)   13,271

   Gold Kist's combined federal and state effective tax rate from operations for 1999, 2000 and 2001 was 33%, (46)% and 29%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 1999, 2000 and 2001 to margins (loss) from continuing operations before income taxes for the applicable year follows:

                                                  1999      2000       2001
  Computed expected income tax expense
    (benefit)                                   $36,250   (16,884)   16,218
  Increase (decrease) in income tax expense
    (benefit) resulting from:
    Cash portion of nonqualified patronage
     refund                                        (792)         -        -
    Effect of state income taxes, net of
     Federal benefit                              1,274    (2,644)      784
    Dividends received deduction                   (634)     (711)   (2,026)
    Nonqualified equity redemptions              (1,543)   (1,187)   (1,582)
    Employment credits                             (109)     (219)     (203)
    Other, net                                     (236)     (509)       80
                                                $34,210   (22,154)   13,271

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 1, 2000 and June 30, 2001 are as follows:

                                                       2000      2001
  Deferred tax assets:
    Postretirement benefits                           $22,781    13,121
    Federal tax operating loss carryforward             9,058     7,799
    Insurance accruals                                 10,092    11,074
    Federal alternative minimum tax carryforward        1,678     2,466
    Allowance for doubtful accounts                     1,811     1,506
    State tax operating loss carryforwards              3,777     3,774
    Equity in partnerships                              4,622     1,544
    Investment reserve.                                 7,822     8,926
    Discontinued operations                             3,708     3,708
    Other                                               3,606     1,003
     Total gross deferred tax assets                   68,955    54,921
    Less valuation allowance                             (397)     (390)
     Total net deferred tax assets                     68,558    54,531

  Deferred tax liabilities:
    Unrealized gain on marketable equity security      (4,710)   (9,455)
    Accelerated depreciation                           (6,048)   (5,655)
    Deferred compensation                              (8,606)   (8,557)
     Total deferred tax liabilities                   (19,364)  (23,667)
     Net deferred tax assets                         $ 49,194    30,864

   The net change in the total valuation allowance for the years ended 1999, 2000 and 2001 was a decrease of $516, $223 and $7, respectively. The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

   At June 30, 2001, Gold Kist has an alternative minimum tax credit carryforward for federal income tax purposes of $2.5 million, which is available to offset future federal income taxes, if any. The federal tax operating loss carryforward of $22.3 million at June 30, 2001 expires on June 30, 2020 and is available to offset future federal income taxes, if any, during such period.

(8) Employee Benefits

  (a)  Pension Plan

           Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees and directors and an affiliate's employees (participants). The affiliate's benefit obligation, plan assets and net periodic benefit cost are not included in the following tables. The plan provisions covering the salaried participants provide pension benefits that are based on the employees' compensation during the years before retirement or other termination of employment. The plan provisions covering the hourly participants provide pension benefits that are based on years of service. Gold Kist's funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and United States Government and Agency obligations.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

  (b)  Medical and Life Insurance Plans

          Effective January 1, 2001, the Association substantially curtailed its postretirement medical benefit plan. Postretirement medical coverage will only be available to existing retirees and active employees, who as of that date, were 62 years of age or older and had 15 or more years of service. A gain from the curtailment of approximately $29.5 million is reflected in the accompanying 2001 consolidated statement of operations with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at June 30, 2001. It is anticipated that the annual postretirement benefit expense will be approximately $500 thousand for fiscal years after 2001.

   The following table sets forth the plans' change in benefit obligation, change in plan assets and economic assumptions for the years ended July 1, 2000 and June 30, 2001.

                                                           Medical & Life
                                        Pension Benefits  Insurance Benefits
                                         2000      2001    2000       2001
Change in benefit obligation
Benefit obligation at beginning of
  year                                $121,685   130,404  66,057     73,071
Service cost                             4,072     4,691   3,539      2,883
Interest cost                            8,914     9,956   4,679      4,603
Actuarial (gains) and losses            (4,208)   11,118   1,764      8,624
Benefits paid (other than settlements) (12,987)   (4,590) (2,968)    (3,416)
Plan amendments                         12,928         -       -    (20,278)
Settlements and curtailment                  -   (15,572)      -    (40,588)
Benefit obligation at end of year      130,404   136,007  73,071     24,899

Change in plan assets
Fair value of plan assets at beginning
  of year                              179,910   180,482       -          -
Actual return on plan assets            12,139   (14,205)      -          -
Contributions by employer                1,420       949   2,968      3,416
Benefits paid (other than settlements) (12,987)   (4,590) (2,968)    (3,416)
Settlements                                  -   (15,572)      -          -
Fair value of plan assets at end of
  year                                 180,482   147,064       -          -

Funded status                           50,078    11,057 (73,071)   (24,899)
Unrecognized transition (asset)
  /obligation                           (3,327 )  (2,032)      -          -
Unrecognized prior service cost         16,320    14,094     376    (19,503)
Unrecognized actuarial (gain)/loss     (33,548)   11,028  10,639      7,866
Contributions after the measurement
  date                                     174       242     781        879
Net amount recognized                   29,697    34,389 (61,275)   (35,657)

Prepaid benefit cost                    38,180    43,110       -          -
Accrued benefit liability              (10,446)  (12,905)(61,275)   (35,657)
Intangible asset                         1,035       818       -          -
Accumulated other comprehensive loss       928     3,366       -          -
Net amount recognized                   29,697    34,389 (61,275)   (35,657)
  Less current portion                                     2,868      3,514
                                                         (58,407)   (32,143)
Weighted-average assumptions as of year-end
Discount rate                             8.00%     7.50%   8.00%      7.50%
Expected return on plan assets            9.50      9.50       -          -
Rate of compensation increase             5.02      5.02       -          -

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)


The health care cost trend rate used to determine the medical and life insurance benefit obligation at July 1, 2000 was 8%, declining ratably to 5% by the year 2006 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 30, 2001 was 10%, declining ratably to 5% by the year 2011 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of June 30, 2001 by $1,055. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of June 30, 2001 by $931.

                                                          Medical & Life
                                    Pension Benefits    Insurance Benefits
                                1999     2000    2001    1999    2000   2001
Components of net periodic
  benefit cost (income)
Service cost                  $ 4,470    4,072    4,691  3,181  3,539   2,883
Interest cost                   9,145    8,914    9,956  4,106  4,679   4,603
Estimated return on plan
  assets                      (13,681) (13,899) (15,124)     -      -       -
Net amortization                   17      433    1,077    130    243    (136)
                                  (49)    (480)     600  7,417  8,461   7,350
Settlements and curtailment         -        -   (4,273)     -      - (29,454)
Net periodic benefit
  expense (income) after
  settlements and
  curtailment                 $   (49)    (480)  (3,673) 7,417  8,461 (22,104)

  A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components as of June 30, 2001 by $1,136. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components as of June 30, 2001 by $881.

(9) Contingent Liabilities and Commitments

   Gold Kist is a party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist, or are not material in amount.

   Gold Kist is a guarantor of $60.0 million under a $75.0 million secured loan agreement between an agricultural credit bank and Young Pecan Company, a pecan processing and marketing partnership in which Gold Kist holds a 25% equity interest and 35% earnings (loss) allocation. At June 30, 2001, the amounts outstanding under this facility were $73 million.

   Gold Kist received proceeds in prior years for collateralized loans sold with recourse to an insurance company, of which $6 million was outstanding at June 30, 2001. No gain or loss was recognized on the sale of these loans.

(10) Investments

   (a) Marketable Equity Security

       At June 26, 1999, the Association's marketable  equity   security  was
     carried at its fair value of $50.0 million, which represents a gross unrealized gain of $29.3 million. The 1999 gross unrealized gain, net of deferred taxes of $10.2 million, has been reflected as a separate component of patrons' and other equity. At July 1, 2000, the Association's marketable equity security was carried at its fair value of $34.2 million, which represents a gross unrealized gain of $13.5 million. The 2000 gross unrealized gain, net of deferred income taxes of $4.7 million, has been reflected as a separate component of patrons' and other equity. At June 30, 2001, the Association's marketable equity security was carried at its fair value of $47.8 million, which represents a gross unrealized gain of
     $27 million.   The 2001  gross  unrealized  gain,  net of deferred  income taxes of $9.5 million, has been reflected as a separate component of patrons' and other equity.

       Dividends of $656 thousand, $690 thousand and $723 thousand are included in interest and dividend income for the years ended June 26, 1999, July 1, 2000 and June 30, 2001, respectively.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

     (b)  Golden Peanut Company

          Gold  Kist  had a 25% interest  in Golden  Peanut  Company, LLC and
     subsidiaries  (Golden  Peanut).   Gold Kist's investment in Golden Peanut
     amounted to $14.2 million and $24.2 million at July 1, 2000 and June 30, 2001, respectively. In 2000, Gold Kist made an additional investment of
     $1.2 million.   In 1999 and 2000, Gold  Kist  received distributions of
     $5.1 million and $2.3 million, respectively, from Golden Peanut. Golden Peanut has a $450 million commercial paper facility supported
     by annual and seasonal backup lines of  credit with various banks.   At
     June 30, 2001, borrowings of $177.9 million were outstanding under the commercial paper facility.

     Summarized financial information of Golden Peanut is shown below:


                    Condensed Consolidated Balance Sheets

                                                            2000       2001
     Current assets                                       $254,664   281,796
     Property, plant and equipment, net
       and other noncurrent assets                          65,979    64,360
       Total assets                                       $320,643   346,156
     Current liabilities                                  $230,482   224,488
     Accrued postretirement benefits other
       than pensions                                         8,394     9,594
     Other noncurrent liabilities                           13,870    16,538
     Members' equity                                        67,897    95,536
       Total liabilities and members' equity              $320,643   346,156

               Condensed Consolidated Statements of Operations

                                                 1999      2000       2001
     Net sales and other operating
      income                                   $447,676    468,372   575,662
     Costs and expenses                         445,296    478,059   546,414
       Net earnings (loss)                     $  2,380     (9,687)   29,248

           Gold   Kist   received  procurement  commissions,  royalties   and
     administrative service fees of $1.2 million, $.8 million and $.9 million in 1999, 2000 and 2001, respectively.

          On August 30, 2001, Gold Kist withdrew as a member of Golden Peanut and liquidated the investment at its carrying value of $24.2 million as of June 30, 2001.

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


                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)


   Accordingly, the operating results of the Agri-Services segment, including provisions for losses during the phase-out period, have been segregated from continuing operations and reported separately in the consolidated statements of operations and cash flows for 1999. Net sales volume of the Agri-Services segment was $153.9 million in 1999. Gold Kist has allocated interest expense to Agri-Services segment based upon net operating assets employed at interest rates that approximate market. Interest expense charged to the Agri-Services segment for 1999 was $4.5 million.

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

    In order to complete the transaction, the Association committed to purchase from Southern States, subject to certain terms and conditions, up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry a weighted average dividend rate of 7.8% and 8.5% at July 1, 2000 and June 30, 2001, respectively. Gold Kist is permitted to sell the preferred securities, which are classified as noncurrent investments in the accompanying consolidated balance sheets, pursuant to applicable securities regulations.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                 Years
                                                       Term      Served as
Name                     Age       Office              Expires   Director
                         as of
                         8/30/01)
W. A. Smith              42        Director (District 1)    2001      3

Herbert A. Daniel, Jr.*  49        Director (District 2)    2001      6

Douglas A. Reeves        60        Director (District 3)    2003      1

James E. Brady, Jr.*     65        Director (District 4)    2002      17

W. Kenneth Whitehead     57        Director (District 5)    2002      8

Dan Smalley*             52        Director (District 6)    2002      16

Jeffery A. Henderson     41        Director (District 7)    2003      9months

H. Michael Davis         50        Director (District 8)    2003      7

Phil Ogletree, Jr.       68        Director (District 9)    2001      24

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


The Executive Officers of Gold Kist are:

                                                       Years     Years
                                                       Served    Served
                                                       In that   with
Name                Age       Office                   Office    Gold Kist
                    (as of                             (as of    (as of
                    8/30/01)                           8/30/01)  8/30/01)
John Bekkers        56        President and Chief           2 months  16
                              Executive Officer
M. A. Stimpert      57        Senior Vice President,        5         18
                              Planning and Administration
Stephen O. West     55        Chief Financial Officer and   3         21
                              Treasurer
J. David Dyson      54        General Counsel, Vice         3         21
                              President and Secretary
Paul G. Brower      62        Vice President                22        22
                              Corporate Relations
Jerry L. Stewart    61        Vice President                20        38
                              Marketing and Sales
Donald W. Mabe      47        Vice President                4         16
                              Operations
Marshall Smitherman 59        Vice President                3         22
                              Purchasing
Allen C. Merritt    55        Vice President, Science       3         29
                              and Technology
Harry T. McDonald   56        Vice President,               1         4
                              Human Resources
Sandra W. Kearney   42        Vice President,               7 months  7 mos
                              Information Services
W. F. Pohl, Jr.     51        Controller                    19        25

     The officers serve for terms of one year and until their successors are elected by the Board of Directors.
      During the past five years, the principal occupation of each of the above named executive officers, with exception of Donald W. Mabe, Harry T. McDonald and Sandra W. Kearney has been as an officer or employee of Gold Kist.
      Mr. Donald W. Mabe was elected Vice President - Operations, Poultry Group, effective July 25, 1997. He previously served as President of Carolina Golden Products Company from January 1991 until election to his current position.
      Mr. Harry T. McDonald was elected Vice President, Human Resources, effective April 2000. He previously served as director of Management Systems for the Gold Kist Poultry Group from September 1997 until election to his current position. From August 1, 1996 through August 1, 1997, he served as President of Claxton Poultry, an integrated poultry company headquartered in Claxton, Georgia. Mr. McDonald also served as president of the poultry division of Seaboard Farms, headquartered in Shawnee Mission, Kansas, from March 1990 through June 1996.
      Ms. Sandra W. Kearney was elected Vice President, Information Services on January 19, 2001. She previously served as CEO and Chief Technology Officer for FasTechnologies, a computer consulting company, from February, 1999 to December, 2000. Ms. Kearney also served as Vice President of Information Systems for La Quinta Inns, Inc. from February, 1995, to January, 1999.

Item 11.  Executive Compensation.

     Summary Compensation Table. The following table sets forth information concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                        Annual compensation


                                                            Other     All
                                                            annual    other
                         Fiscal                            compensa-compensa-
                         year           Salary    Bonus     tion(1)   tion(2)
                         ended          ($)       ($)       ($)       ($)
John Bekkers             June 30, 2001  $403,750  $209,024  $15,919   $ 6,537
President and Chief      July 1, 2000    440,385         0   14,258     9,251
Executive Officer        June 26, 1999   386,538   450,000   10,218     5,253

M. A. Stimpert           June 30, 2001  $247,000  $104,512  $9,287    $ 6,903
Senior Vice President,   July 1, 2000    269,231         0   9,376     10,313
Planning & Admin.        June 26, 1999   230,577   200,000   9,041      5,959

Jerry L. Stewart         June 30, 2001  $209,475  $104,512  $11,426   $ 7,245
Vice President           July 1, 2000    227,519         0   10,181     9,772
Marketing and Sales      June 26, 1999   182,500   175,000    8,035     5,710

Donald W. Mabe           June 30, 2001  $175,500  $90,880   $6,287    $ 3,697
Vice President           July 1, 2000    186,154        0    5,918      6,500
Operations               June 26, 1999   151,569  168,000    3,505      2,082

G. O. Coan, Former       June 30, 2001  $570,000  $239,923  $3,159    $ 9,331
Chief Exec. Officer and  July 1, 2000    619,231         0   3,532     12,144
Chairman of the Manage-  June 26, 1999   493,269   525,000   3,304      8,203
ment Executive Committee*

*Retired effective July 6, 2001
_______________________________
(1) The amounts shown for the fiscal years ended July 1, 2000 and June 26, 1999 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 30, 2001, July 1, 2000 and June 26, 1999, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2) The amounts set forth include the following amounts that were contributed by the Association for fiscal years 2001, 2000, and 1999 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan (401K Plan) and the Company's Executive Defined Contribution Plan, both qualified defined contribution plans: Mr. Coan - $2,550, $5,100 and $960, respectively, Mr. Bekkers - $2,550, $5,100 and
  $975, respectively; Mr. Stimpert - $2,438, $5,349 and $1,065, respectively; Mr. Stewart - $2,804, $5,156 and $960, respectively; and Mr. Mabe - $2,511, $5,318 and $909, respectively. In addition, the amounts set forth include for fiscal years 1999, 2000, and 2001, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Coan - $7,243, $7,044 and $6,781, respectively; Mr. Bekkers - $4,278, $4,151 and $3,987, respectively; Mr. Stimpert - $4,894, $4,694 and $4,465, respectively; Mr. Stewart - $4,750, $4,616 and $4,441, respectively; and Mr. Mabe - $1,173, $1,182 and $1,186, respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.

  Retirement Plans. The Company maintains a noncontributory pension fund, the Gold Kist Pension Plan, with separate benefit formulas for salaried and hourly employees. The plan covers substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. Effective January 1, 2000, the Company increased retirement income benefits payable to salaried retirees and hourly retirees. The Plan now provides salaried employees a pension benefit after thirty (30) years of credited service at age 65, which, when combined with a portion of the employee's primary Social Security benefit attributable to the employer's contributions, will equal fifty percent (50%) of the employee's average earnings during the period of five years in which the employee had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. For hourly employees who work for Gold Kist until age 65, the Plan provides a monthly pension benefit equal to $11.00 per month for each year of Plan participation payable at age 65. The Plan provides early retirement benefits for salaried and hourly employees after age 55 and contains a death benefit for the surviving spouse of an active employee (who had at least five (5) years credited service or was at least age 55 at the date of death) which equals fifty percent (50%) of the deceased employee's accrued retirement income benefit. Accrued benefits under the Plans vest after the employee attains five (5) years of service or at age 55. Due to the full funding limitation of the Internal Revenue Services, the Association was not permitted to make a tax deductible contribution to the pension plan for the plan year ended December 31, 2000.

  Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

               Estimated Annual Benefits For Years of Service Indicated

Remuneration   10 Years  15 Years  20 Years  25 Years  30 Years or More
$ 30,000       $  5,000  $   7,500 $ 10,000  $ 12,500  $   15,000
$100,000         16,667     25,000   33,333    41,667      50,000
$150,000         25,000     37,500   50,000    62,500      75,000

     For years after 1993, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $150,000.

     The plan covers the compensation set forth in the columns entitled "Salary" and "Bonus" in the Summary Compensation Table. The credited years of service as of December 31, 1999, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Coan (30); Mr. Bekkers (16); Mr. Stimpert (27); Mr. Stewart
(30); and Mr. Mabe (16).

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

      In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 30, 2001: Mr. Coan
-  $390,433; Mr. Bekkers - $237,230; Mr. Stimpert - $180,671; and Mr. Stewart
- $167,806.

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

    The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 30, 2001, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

    Director Compensation. The By-Laws of Gold Kist provide that the Directors shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently, the Directors receive no compensation other than an annual retainer paid at the rate of $20,000 per year, with the Chairman receiving $21,500. Directors and Directors Emeriti receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life insurance benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.

    Compensation  Committee Interlocks and Insider Participation.   Directors
Dan Smalley, James E. Brady, Jr., and Herbert A. Daniel, Jr. serve as members of the Association's Compensation Committee.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 30, 2001, have had dealings in the ordinary course of business with Gold Kist as purchasing or marketing patrons. See Business (and Properties) -- Patronage Refunds.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)1.  Index to Consolidated Financial Statements

          Consolidated Financial Statements:

             Independent Auditors' Reports
             Consolidated Balance Sheets-July 1, 2000
               and June 30, 2001
             Consolidated Statements of Operations--Years Ended June 26,
               1999, July 1, 2000 and June 30, 2001
             Consolidated Statements of Patrons' and Other Equity and
               Comprehensive Income (Loss)--Years Ended June 26, 1999, July 1, 2000 and June 30, 2001
             Consolidated Statements of Cash Flows--Years ended June 26,
               1999, July 1, 2000 and June 30, 2001
             Notes to Consolidated Financial Statements

          (a)2.  Financial Statement Schedules:


           Financial Statement Schedule:

           II. Valuation Reserves and Qualifying Accounts--Years Ended June 26, 1999, July 1, 2000 and June 30, 2001



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


                               GOLD KIST INC.

          Schedule II - Valuation Reserves and Qualifying Accounts

                        (Dollar Amounts in Thousands)

   COLUMN A              COLUMN B       COLUMN C         COLUMN D   COLUMN E
                                        Additions
                         Balance at Charged to  Charged              Balance
                         Beginning  Cost and    To Other             At End
   Description           Of Period  Expenses    Accounts Deductions Of Period
Deducted in the consolidated
balance sheets from the asset
to which it applies:

Allowance for doubtful accounts:

 June 26, 1999           $3,113        786         -       638 (A)    3,261

 July 1, 2000             3,261      2,389         -     1,609 (A)    4,041

 June 30, 2001            4,041        318         -     1,910 (A)    2,449


 (A)  Represents accounts written off.


Allowance for deferred tax
 assets valuation:

 June 26, 1999           $1,136    -               -       516 (B)      620

 July 1, 2000               620    -               -       223 (B)      397

 June 30, 2001              397                              7 (B)      390


 (B) Represents estimate of net operating loss deductions that are realizable.

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

B-2       Agreement of Merger,          Amendment to Schedule    Exh 3
          dated as of April 22, 1997,   13D filed April 25, 1997
          among Golden Poultry
          Company, Inc., Gold Kist Inc.,
          Agri International, Inc. and
          Golden Poultry Acquisition Corp.

B-3(a)    Restated and Amended          Annual Report on Form    Exh B-3(a)
          Articles of Incorpo-          10-K for the Fiscal
          ration of Registrant          Year ended June 26, 1993

B-3(b)    Current By-Laws of            Annual Report on Form    Exh B-3(b)
          Registrant, as amended        10-K for the Fiscal
          Year ended June 28, 1997

B-4(a)(1) Form of Indenture, dated      Registration filed on    Exh 4(a)(2)
          as of September 1, 1979,      Form S-1 (Registration
          governing the terms of the    No. 2-65587)
          Fifteen Year Subordinated
          Capital Certificates of
          Interest (Series B), including
          therein a table of contents
          and cross-reference sheet

B-4(a)(2) Form of First Supplemental    Registration filed on     Exh 4(a)(4)
          Indenture, dated as of        Form S-1 (Registration
          September 1, 1980, governing  No. 2-69267)
          the terms of the Fifteen
          Year Subordinated Capital
          Certificates of Interest
          (Series C)

B-4(a)(3) Form of Second Supplemental   Registration filed on     Exh 4(a)(5)
          Indenture, dated as of        Form S-2 (Registration
          September 1, 1982, governing  No. 2-79538)
          the terms of the Fifteen
          Year Subordinated Capital
          Certificates of Interest
          (Series D)


B-4(b)(1) Form of Indenture, dated      Registration filed on     Exh 4(b)(2)
          as of September 1, 1979,      Form S-1 (Registration
          governing the terms of        No. 2-65587)
          the Ten Year Subordinated
          Capital Certificates of
          Interest (Series B),
          including a table of contents
          and cross-reference sheet

B-4(b)(2) Form of First Supplemental    Registration filed on     Exh 4(b)(4)
          Indenture, dated as of        Form S-1 (Registration
          September 1, 1980, governing  No. 2-69267)
          the terms of the Ten Year
          Subordinated Capital
          Certificates of Interest
          (Series C)

B-4(b)(3) Form of Second Supplemental   Registration filed on     Exh 4(b)(5)
          Indenture, dated as of        Form S-2 (Registration
          September 1, 1982, governing  No. 2-79538)
          the terms of the Ten Year
          Subordinated Capital
          Certificates of Interest
          (Series D)

B-4(c)    Form of Indenture, dated as   Registration filed on     Exh 4(c)
          of September 1, 1985,         Form S-2 (Registration
          governing the terms of the    No. 33-428)
          Seven Year Subordinated
          Capital Certificates of
          Interest (Series A),
          including therein a table
          of contents, cross-reference
          sheet, and form of Seven Year
          Subordinated Capital Certificates
          of Interest

B-4(d)(1) Form of Indenture, dated      Registration filed on     Exh 4(c)(2)
          as of September 1, 1979,      Form S-1 (Registration
          governing the terms of the    No. 2-65587)
          Five Year Subordinated
          Capital Certificates of
          Interest (Series A),
          including therein a table
          of contents and cross-
          reference sheet


B-4(d)(2) Form of First Supplemental    Registration filed on     Exh 4(d)(2)
          Indenture, dated as of        Form S-1 (Registration
          September 1, 1980, governing  No. 2-69267)
          the terms of the Five Year
          Subordinated Capital Certifi-
          cates of Interest (Series B)

B-4(d)(3) Form of Second Supplemental   Registration filed on     Exh 4(d)(3)
          Indenture, dated as of        Form S-2 (Registration
          September 1, 1982, governing  No. 2-79538)
          the terms of the Five Year
          Subordinated Capital Certifi-
          cates of Interest (Series C)

B-4(e)    Form of Indenture, dated as   Registration filed on    Exh 4(f)(2)
          Of September 1, 1985,         Form S-2 (Registration
          governing the terms of the    No. 33-428)
          Three Year Subordinated
          Capital Certificates of
          Interest (Series A), including
          therein a table of
          contents, cross-reference
          sheet, and form Capital
          Certificates of Interest

B-4(h)    Agreement to furnish copies   Registration filed on    Exh 4(h)
          of constituent instruments    Form S-1 (Registration
          defining the rights of the    No. 2-59958)
          holders of certain industrial
          revenue bonds

B-4(i)(1) Multiple Advance Term Loan    Annual Report on Form    Exh B-4(i)(1)
          Supplement with CoBank, ACB   10-K for the Fiscal Year
          dated as of September 1, 1997 Ended June 26, 1999

B-4(i)(2) Note Purchase and Private     Registration filed on    Exh 4(j)(9)
          Shelf Agreement, dated        Form S-2 (Registration
          as of February 11, 1997,      No. 333-36291)
          with the Prudential Insurance
          Company of America

B-4(i)(3) Amendment dated May 13, 1997  Registration filed on    Exh 4(j)(10)
          to Note Purchase and Private  Form S-2 (Registration
          Shelf Agreement with the      No. 333-36291)
          Prudential Insurance
          Company of America

B-4(i)(4) Amendment dated September     Annual Report on Form    Exh B-4(i)(7)
          5, 1997 to Note Purchase      10-K for the Fiscal Year
          and Private Shelf Agreement   ended July 1, 2000
          with the Prudential Insurance
          Company of America


B-4(i)(5) Amendment dated October       Annual Report on Form    Exh B-4(i)(8)
          13, 1998 to Note Purchase     10-K for the Fiscal Year
          and Private Shelf Agreement   ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(i)(6) Amendment dated June 7, 1999  Annual Report on Form    Exh B-4(i)(9)
          to Note Purchase and Private  10-K for the Fiscal Year
          Shelf Agreement with the      ended July 1, 2000
          Prudential Insurance
          Company of America

B-4(i)(7) Amendment dated January       Annual Report on Form    Exh B-4(i)(10)
          21, 2000 to Note Purchase     10-K for the Fiscal Year
          and Private Shelf Agreement   ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(i)(8) Amendment dated March         Annual Report on Form    Exh B-4(i)(11)
          23, 2000 to Note Purchase     10-K for the Fiscal Year
          and Private Shelf Agreement   ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(i)(9) Amendment dated November 3,
          2000, to Note Purchase and
          Private Shelf Agreement with
          the Prudential Insurance
          Company of America

B-10(a)   Form of Deferred Compensa-    Registration filed on    Exh 11(d)
          Tion Agreement between        Form S-1 (Registration
          Gold Kist Inc. and certain    No. 2-59958)
          executive officers*

B-10(b)(1)Gold Kist Management Bonus    Registration filed on    Exh 10(b)
          Program*                      Form S-1 (Registration
                                        No. 2-69267)

B-10(b)(2)Amended Gold Kist Management  Registration filed on    Exh 10(b)(2)
          Bonus Program*                Form S-2 (Registration
                                        No. 2-79538)

B-10(b)(3)Form of Gold Kist Supple-     Registration filed on    Exh 10(b)(3)
          Mental Executive Retirement   Form S-2 (Registration
          Income Non-qualified deferred No. 33-9007)
          compensation agreement between
          Gold Kist and certain execu-
          tive officers and Resolution
          of Gold Kist Board of Directors
          authorizing the Supplemental
          Executive Retirement Plan*


B-10(b)(4)Resolution of Gold Kist       Registration filed on    Exh 10(b)(4)
          Board of Directors            Form S-2 (Registration
          Authorizing the Gold Kist     No. 33-9007)
          Special Award Plan*

B-10(b)(5)Form of Gold Kist Executive's Registration filed on    Exh 10(b)(5)
          Change in Control Agreement   Form S-2 (Registration
          between Gold Kist and certain No. 33-31164)
          officers and resolution of
          Gold Kist Board of Directors
          authorizing the Officers
          Contingency Plan*

B-10(b)(6)Form of Directors Change      Registration filed on    Exh 10(b)(6)
          in Control Agreement          Form S-2 (Registration
          between Gold Kist and         No. 33-36938
          Directors of Gold Kist*

B-10(b)(7)Form of Director              Registration filed on    Exh 10(b)(7)
          Emeritus Life Benefits        Form S-2 (Registration
          Agreement*                    No. 33-36938)


B-10(b)(8)Form of Director Emeritus     Registration filed on    Exh 10(b)(8)
          Agreement for Medical         Form S-2 (Registration
          Benefits*                     No. 33-36938)

B-10(b)(9)Gold Kist Executive Savings   Registration filed on    Exh 10(b)(9)
          Plan, as amended *            Form S-2 (Registration
                                        No. 33-62869)

B-10(b)(10)Gold Kist Director Savings   Registration filed on    Exh 10(b)(10)
          Plan, as amended *            Form S-2 (Registration
                                        No. 33-62869)

B-10(b)(11)Gold Kist Split Dollar Life  Registration filed on    Exh 10(b)(11)
          Insurance Plan *              Form S-2 (Registration
                                        No. 33-62869)

B-10(b)(12)Gold Kist Executive Defined  Annual Report on Form    Exh B-10(b)(12)
          Contribution Plan *           10-K for the Fiscal Year
                                        Ended July 1, 2000

B-10(c)(l)Form of Membership,           Registration filed on    Exh 13(b)
          Marketing, and/or Purchasing  Form S-1 (Registration
          Agreement of Gold Kist Inc.,  No. 2-59958)
          Atlanta, Georgia

B-10(c)(2)Form of Membership,           Registration filed on    Exh 10(c)(2)
          Marketing, and/or Purchasing  Form S-1 (Registration
          Agreement of Gold Kist Inc.,  No. 2-74205)
          Atlanta, Georgia, as revised
          October 17, 1980


B-10(c)(3)Form of Membership,           Registration filed on    Exh 10(c)(3)
          Marketing, and/or Purchasing  Form S-2 (Registration
          Agreement of Gold Kist Inc.,  No. 33-428)
          Atlanta, Georgia, as revised
          November l, l984

B-10(c)(4)Form of Membership,           Registration filed on    Exh 10(c)(4)
          Marketing, and/or Purchasing  Form S-2 (Registration
          Agreement of Gold Kist Inc.,  No. 33-24623)
          Atlanta Georgia, revised
          October 29, 1987

B-10(c)(5)Form of Membership,           Registration filed on    Exh 10(c)(5)
          Marketing, and/or Purchasing  Form S-2 (Registration
          Agreement of Gold Kist Inc.,  No. 33-42900)
          Atlanta, Georgia, revised
          August 21, 1991

B-10(c)(6)Form of Membership,           Registration filed on    Exh 10(c)(6)
          Marketing, and/or Purchasing  Form S-2 (Registration
          Agreement of Gold Kist Inc.,  No. 333-36291)
          Atlanta, Georgia revised
          July 9, 1997

B-10(d)   CF Industries, Inc., Member   Registration filed on    Exh 13(j)
          Product Purchase Agreement    Form S-2 (Registration
                                        No. 2-59958)

B-10(e)(1)General Partnership Agreement Registration filed on    Exh 10(h)(1)
          (GC Properties) between Gold  Form S-2 (Registration
          Kist Inc. and Cotton States   No. 33-428)
          Mutual Insurance Company,
          dated as of July 1, 1984

B-10(e)(2)Lease from GC Properties,     Registration filed on    Exh 10(h)(2)
          dated December 11, 1984,      Form S-2 (Registration
          for home office building      No. 33-428)
          space

B-10(f)(1)Golden Peanut Company, LLC    Annual Report on Form    Exh B-10(f)(1)
          Operating Agreement between   10-K for the Fiscal Year
          Alimenta Holdings, Inc.,      ended July 1, 2000
          Archer Daniels-Midland
          Company, Cargill, Incorporated,
          and Gold Kist Inc., dated as
          of March 30, 2000

B-10(f)(2)Withdrawal and Assignment
          Agreement dated as of July 1,
          2001, between Gold Kist Inc.
          and Golden Peanut Company, LLC


B-10(g)   Guaranty dated December 18,   Registration filed on    Exh 4(o)
          1992 by Gold Kist in favor of Form S-2 (Registration
          NationsBank of Georgia, N.A.  No. 33-69204)

B-10(h)(1)Credit Agreement dated as of
          November 3, 2000, with various
          banks and lending institutions,
          as lendors, and Cooperatieve
          Centrale Raiffeisen-Boerenleen
          Bank B.A., New York Branch, as agent

B-10(h)(2)Intercreditor Agreement dated
          as of November 3, 2000, with
          various banks and lending
          institutions, as lendors, and
          Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(j)   Asset Purchase Agreement      Report filed on Form     Exh 10(k)
          Dated as of July 23, 1998,    8-K dated as of
          between Southern States       July 23, 1998
          Cooperative, Incorporated
          and Gold Kist Inc.

B-10(k)(1)Securities Purchase Agreement
          Dated October 5, 1999, between
          Gold Kist Inc. and Southern
          States Cooperative, Incorporated

_________________________________
*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b) Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2001.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date: September 25, 2001     By:/s/ John Bekkers
                                  John Bekkers, Chief Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE

/s/ John Bekkers         Chief Executive Officer       September 25, 2001
JOHN BEKKERS             (Principal Executive Officer)

/s/ Stephen O. West      Chief Financial Officer       September 25, 2001
STEPHEN O. WEST          (Principal Financial Officer)

/s/ W. F. Pohl, Jr.      Controller (Principal         September 25, 2001
W. F. POHL, JR.          Accounting Officer)

/s/ Dan Smalley               Director                 September 25, 2001
DAN SMALLEY

/s/ James E. Brady, Jr.       Director                 September 25, 2001
JAMES E. BRADY, JR.

/s/ Phil Ogletree, Jr.        Director                 September 25, 2001
PHIL OGLETREE, JR.

/s/ Jeffrey A. Henderson      Director                 September 25, 2001
JEFFREY A. HENDERSON

/s/ W. Kenneth Whitehead      Director                 September 25, 2001
W. KENNETH WHITEHEAD

/s/H. Michael Davis           Director                 September 25, 2001
H. MICHAEL DAVIS

/s/ Herbert A. Daniel, Jr.    Director                 September 25, 2001
HERBERT A. DANIEL, JR.

/s/ W. A. Smith               Director                 September 25, 2001
W. A. SMITH

/s/ Douglas A. Reeves         Director                 September 25, 2001
DOUGLAS A. REEVES



                             INDEX TO EXHIBITS


                                             Sequentially
Exhibit                                      Numbered
Number         Description                   Page


B-4(i)(9)        Amendment dated November 3,
                 2000, to Note Purchase and
                 Private Shelf Agreement with the
                 Prudential Insurance Company of
                 America

B-10(f)(2)       Withdrawal and Assignment
                 Agreement dated as of July 1,
                 2001, between Gold Kist Inc.
                 and Golden Peanut Company, LLC

B-10(h)(1)       Credit Agreement dated as of
                 November 3, 2000, with various
                 banks and lending institutions, as
                 lendors, and Cooperatieve Centrale
                 Raiffeisen-Boerenleen Bank B.A.,
                 New York Branch, as agent

B-10(h)(2)       Intercreditor Agreement dated
                 as of November 3, 2000, with
                 various banks and lending
                 institutions, as lendors, and
                 Cooperatieve Centrale Raiffeisen-
                 Boerenleen Bank B.A.,
                 New York Branch, as agent

B-10(k)(1)       Securities Purchase Agreement
                 Dated October 5, 1999, between
                 Gold Kist Inc. and Southern
                 States Cooperative, Incorporated