Form 10-Q
period 2001-09-29
GOLD KIST INC
filed 2001-11-13
CIK 215994

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


                     (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 29, 2001

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


                                                 Yes  X     No

                               GOLD KIST INC.


                                    INDEX


                                                            Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 29, 2001 and June 30, 2001             1

           Consolidated Statements of Operations
             Three Months Ended September 29, 2001
             and September 30, 2000                           2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 29, 2001
             and September 30, 2000                           3

           Notes to Consolidated Financial
             Statements                                     4 -  6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                      7 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                    10

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                  11


                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                     Sept. 29,     June 30,
                                                       2001         2001
          ASSETS
Current assets:
   Cash and cash equivalents                         $  9,328       11,339
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $2,450 at
     September 29, 2001 and $2,449
     at July 1, 2000                                  123,237      106,997
   Inventories (note 3)                               187,142      175,054
   Deferred income taxes                                7,389       18,177
   Investments (note 4)                                48,375       72,002
   Other current assets                                11,302       12,735
       Total current assets                           386,773      396,304
Investments (note  5)                                 121,757      121,612
Property, plant and equipment, net                    228,035      230,167
Other assets                                          117,572      121,973
                                                     $854,137      870,056

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 8)                  $ 72,157       98,220
     Current maturities of long-term debt (note 8)     21,277       22,913
                                                       93,434      121,133
   Accounts payable                                    66,600       72,898
   Accrued compensation and related expenses           29,712       32,159
   Interest left on deposit                            11,470       11,900
   Other current liabilities                           41,534       37,127
       Total current liabilities                      242,750      275,217
Long-term debt, less current maturities (note 8)      264,212      266,285
Accrued postretirement benefit costs                   31,379       32,143
Other liabilities                                      19,508       23,861
       Total liabilities                              557,849      597,506
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 29 at
     September 29, 2001 and June 30, 2001                  29           29
   Patronage reserves                                 187,561      189,278
   Accumulated other comprehensive income
     (note 4(a))                                       15,853       15,450
   Retained earnings                                   92,845       67,793
       Total patrons' and other equity                296,288      272,550
                                                     $854,137      870,056


        See Accompanying Notes to Consolidated Financial Statements.




                                                          Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              Three Months Ended
                                          Sept. 29,       Sept. 30,
                                            2001            2000
  Net sales volume                        $478,434        446,024
  Cost of sales                            414,035        421,265
    Gross margins                           64,399         24,759
  Distribution, administrative and
    general expenses                        23,835         20,761
    Net operating margins                   40,564          3,998
  Other income (deductions):
    Interest and dividend income             2,657          2,682
    Interest expense                        (8,488)       (10,543)
    Equity in earnings of affiliate
      (note 4(b))                                -            256
    Miscellaneous, net                       1,832          1,016
      Total other deductions                (3,999)        (6,589)
    Margins (loss) before income taxes      36,565         (2,591)
  Income tax expense (benefit)              12,191         (1,036)
    Net margins (loss)                    $ 24,374         (1,555)

        See Accompanying Notes to Consolidated Financial Statements.

                                                              Page 3

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Three Months Ended
                                                    Sept. 29,  Sept. 30,
                                                     2001        2000

Cash flows from operating activities:
 Net margins (loss)                                 $ 24,374     (1,555)
 Non-cash items included in net margins (loss):
    Depreciation  and  amortization                   10,058     10,537
    Equity in earnings of affiliate                        -       (256)
    Deferred income tax expense (benefit)             10,571     (1,036)
    Other                                               (450)     1,146
 Changes in operating assets and liabilities:
    Receivables                                      (16,240)    (3,110)
    Inventories                                      (12,088)     3,361
    Other current assets                               1,433     (2,178)
    Accounts payable, accrued and other expenses      (4,768)       344
Net cash provided by operating activities             12,890      7,253
Cash flows from investing activities:
 Dispositions (acquisitions) of investments           24,840       (140)
 Acquisitions of property, plant and equipment        (7,303)    (7,962)
 Other                                                (1,627)      (392)
Net cash provided by (used in) investing activities   15,910     (8,494)
Cash flows from financing activities:
 Short-term debt repayments, net                     (26,063)   (11,040)
 Proceeds from long-term debt                              -     20,000
 Principal repayments of long-term debt               (3,709)    (3,636)
 Patrons' equity redemptions paid in cash             (1,039)      (964)
Net cash (used in) provided by financing activities  (30,811)     4,360
Net change in cash and cash equivalents               (2,011)     3,119
Cash and cash equivalents at beginning of period      11,339      8,671
Cash and cash equivalents at end of period          $  9,328     11,790
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $   9,135     10,118
    Income taxes, net                              $      50     (2,329)

        See Accompanying Notes to Consolidated Financial Statements.

                                                                      Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 9 through 14 and pages 23 through 34, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 30, 2001.

     The  Association employs a 52/53 week fiscal year.  Fiscal 2002 will be
     a 52-week year and fiscal 2001 was also  a 52-week year.   The quarters
     ended September 29, 2001 and September 30, 2000 each  had  13 weeks.

     Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer. In accordance with Emerging Issues Task Force Issue 00-10, shipping costs previously deducted from net sales volume have been reclassified to cost of sales. This reclassification increased net sales volume and cost of sales by $15.7 million for the quarter ended September 30, 2000.

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

 3.  Inventories consist of the following:

                                    September 29, 2001   June 30, 2001
        Live poultry and hogs           $ 93,473            90,065
        Marketable products               60,985            53,729
        Raw materials and supplies        32,684            31,260
                                        $187,142           175,054

 4. (a) At September 29, 2001, the Association's marketable equity security was carried at its fair value of $48.4 million, which includes an
     unrealized gain of $27.6 million.   At September 29, 2001, the
     unrealized gain, net of deferred taxes of $9.7 million, has been reflected as a component of patrons' and other equity in accumulated
     other comprehensive income.   At  June 30,  2001, the Association's
     marketable equity security was carried at its fair value of $47.8 million, which includes an unrealized gain of $27 million. At June 30, 2001, the unrealized gain, net of deferred taxes of $9.5 million, has been reflected as a component of other comprehensive income.

     The Association intends to liquidate the marketable equity security over the next 12 months; therefore, the investment is classified as a current asset in the accompanying consolidated balance sheets.

     (b) Gold Kist had a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). The investment in Golden Peanut was liquidated on August 30, 2001 at its carrying value of $24.2 million as of June 30, 2001.

5.   In  October 1998, the Association completed the sale of assets  of the Agri-Services segment business to Southern States Cooperative, Inc. (Southern States). In order to complete the transaction, the
     Association committed to purchase, subject to certain terms and conditions, from Southern States up to $100 million principal amount of preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry a weighted average dividend rate of 8.5% and 8.3% at September 29, 2001 and September 30, 2000, respectively. Gold Kist is permitted to sell the preferred securities pursuant to applicable securities regulations. The securities are classified as noncurrent investments in the accompanying consolidated balance sheets.

6.   For   the  three-month  period  ended  September  29,  2001,   the
     Association's consolidated comprehensive income was a gain of $24.8 million. For the three-month period ended September 30, 2000, the Association had a consolidated comprehensive loss of $(3.3) million. The difference between consolidated comprehensive income (loss), as disclosed herein, and traditionally-determined consolidated net margins
     (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

7. Effective July 2, 2000, the Association adopted SFAS No. 133 as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options transactions. The Company's futures transactions were designated as hedges and options transactions were marked to market. Effective in the first quarter of 2001, changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through earnings. The effect of the adoption of the new Statements was immaterial.

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The interest rates on the 364-day and two year term facilities ranged from 2.25% to 3% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

     On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility are essentially unchanged.

9. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 on Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized; instead it will be periodically tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued. The statement must be adopted at the beginning of a company's fiscal year.

     Effective July 1, 2001, the Association adopted SFAS No. 142. The Association has approximately $19.9 million of goodwill included in other assets in the accompanying consolidated balance sheet at September 29, 2001 and June 30, 2001. The Association has determined that the fair value of its assets in the Poultry reporting unit exceed their
     carrying  value,  including  the  goodwill.   The  Company recorded $308
     thousand in goodwill amortization expense in distribution, administrative and general expenses in the accompanying consolidated statement of operations for the quarter ended September 30, 2000 with the same impact on the net loss.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

For the three-month period ended September 29, 2001, net sales volume increased 7.3% from $446.0 million in the comparable period last year to $478.4 million this year. The increase in net sales volume was due primarily to a 5.9% improvement in average poultry sales prices and a 1.8% increase in live weight pounds processed. The increase in poultry sales prices was due to strong export demand, experienced industry-wide, that favorably impacted both foreign and domestic markets. The Association's export sales of $22.5 million for the September 2001 quarter were almost double the amount in the first quarter of the prior year due principally to an improved Russian economy and the ban on red meat imports from the European Union.

Net Operating Margins

The Association had net operating margins of $40.6 million for the quarter ended September 29, 2001 as compared to $4.0 million in the comparable period last year. The increase in operating margins was due primarily to the higher poultry selling prices and improved production yields. Overall feed costs for the quarter ended September 29, 2001 were also lower as compared to the quarter ending September 30, 2000 due to improved feed conversion and lower weighted average cost of ingredients. Net operating margins for the first quarter of fiscal 2002 were improved from the fourth quarter of fiscal 2001 due to the strengthening of poultry selling prices as noted above. The 14.8% increase in distribution, administrative and general expenses was principally due to higher incentive compensation accruals attributable to the improvement in net margins in the first quarter of fiscal 2002.

Other Income (Deductions)

Interest and dividend income was $2.7 million for the quarters ended September 2001 and September 2000, principally from the Southern States preferred securities.

Interest expense was $8.5 million for the quarter ended September 29, 2001 as compared to $10.5 million for the comparable period last year. The decrease in interest expense was due to lower average loan balances and lower market rates.

Miscellaneous, net was $1.8 million for the quarter ended September 29, 2001 as compared to $1.0 million for the same period last year. The improvement was due to the Association's equity in improved earnings/reduced losses from several minority interest investments.

For the three months ended September 29, 2001 and September 30, 2000, the Association's combined federal and state effective income tax rates were 33% and 40%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. The principal source of external financing is a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two year term loan, and a $45 million five year term loan. The Association also has a $41.1 million term loan with an agricultural bank, $55 million in senior notes with an insurance company and a rolling four-month equity swap agreement with a commercial bank in the amount of $48.2 million. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment. At September 29, 2001, the Association had unused loan commitments of $76 million.

On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two year term loan due November 2002 was also replaced with a $95 million two year term loan due October 2003. Other terms and conditions of the credit facility are essentially unchanged.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At September 29, 2001, the Association was in compliance with all applicable loan covenants.

For the first quarter of fiscal 2002, the operating activities of continuing operations provided $12.9 million in cash as a result of an improvement in poultry operating margins as compared to the fourth quarter of 2001. The cash flow from operating activities and proceeds from the liquidation of the Golden Peanut investment was used to repay short-term borrowings and maturing Subordinated Certificates. In addition, cash was used for capital asset expenditures of $7.3 million, scheduled long-term debt repayments of $3.7 million and net equity redemptions of $1.0 million.

Working capital and patrons' and other equity were $144.0 million and $296.3 million, respectively, at September 29, 2001 as compared to $121.1 million and $272.6 million, respectively, at June 30, 2001. The increase in working capital reflected the increase in receivables and inventory. The increase in patrons' equity reflected the $24.4 million in net margins and a $.4 million increase in value of a marketable equity security, less net equity redemptions of $1.0 million.

The Association plans capital expenditures of approximately $45 million in 2002 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2002 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2002, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at September 29, 2001 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2002 and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS No. 141 on Business Combinations and SFAS No. 142 addressing Goodwill and Intangible Assets. The statement on Business Combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company does not have any pending acquisitions or mergers as of September 29, 2001. The Company adopted the provisions of SFAS No. 142 effective in the fiscal year beginning July 1, 2001. See Note 9 of Notes to Consolidated Financial Statements.

The FASB has also issued SFAS 143 on Accounting for Asset Retirement Obligations and SFAS 144 on Accounting for the Impairment or Disposal of Long-
Lived  Assets.   These statements will be effective for the Company's  fiscal year beginning July 1, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Gains and losses on the transactions are recorded as a component of product cost. Terms of the Association's secured credit facility limit the use of cash forward contracts and commodities futures and options transactions. At September 29, 2001, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material and there were no significant deferred gains or losses.

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 29, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GOLD KIST INC.
                                                (Registrant)

Date     November 13, 2001
                                               John Bekkers
                                           Chief Executive Officer
                                        (Principal Executive Officer)

Date     November 13, 2001
                                               W. F. Pohl, Jr.
                                                  Controller
                                        (Principal Accounting Officer)


                                                               Page 11


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 29, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GOLD KIST INC.
                                                (Registrant)

Date      November  13,  2001                /s/ John Bekkers
                                                 John Bekkers
                                           Chief Executive Officer
                                        (Principal Executive Officer)


Date      November 13, 2001                 /s/ W. F. Pohl, Jr.
                                                W. F. Pohl, Jr.
                                                  Controller
                                        (Principal Accounting Officer)