Form 10-Q
period 2001-12-29
GOLD KIST INC
filed 2002-02-15
CIK 215994

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

                     (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 29, 2001

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


                                                 Yes  X     No



                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             December 29, 2001 and June 30, 2001            1

           Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 29, 2001 and December 30, 2000        2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 29, 2001
             and December 30, 2000                          3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                 11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K               12



                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                      Dec. 29,     June 30,
                                                        2001         2001
          ASSETS
Current assets:
   Cash and cash equivalents                         $ 12,398        11,339
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $1,125 at
     December 29, 2001 and $2,449
      at June 30, 2001                                115,736       106,997
   Inventories (note 3)                               188,411       175,054
   Deferred income taxes                               17,367        18,177
   Investments (note 4)                                     -        72,002
   Other current assets                                16,848        12,735
       Total current assets                           350,760       396,304
Investments (notes 4 and 5)                            91,439       121,612
Property, plant and equipment, net                    225,210       230,167
Prepaid pension costs                                  43,110        43,110
Other assets                                           71,244        78,863
                                                     $781,763       870,056

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 8)                  $      -        98,220
     Current maturities of long-term debt (note 8)     20,000        22,913
                                                       20,000       121,133
   Accounts payable                                    64,899        72,898
   Accrued compensation and related expenses           29,502        32,159
   Interest left on deposit                            10,895        11,900
   Other current liabilities                           53,559        37,127
       Total current liabilities                      178,855       275,217
Long-term debt, less current maturities (note 8)      260,591       266,285
Accrued postretirement benefit costs                   30,615        32,143
Other liabilities                                      24,749        23,861
       Total liabilities                              494,810       597,506
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 29 at
     December 29, 2001 and June 30, 2001                   29            29
   Patronage reserves                                 194,682	    189,278
   Accumulated other comprehensive (loss) income
     (notes 4(a) and 6)                               (2,109)        15,450
   Retained earnings                                   94,351        67,793
       Total patrons' and other equity                286,953       272,550
Commitments and contingencies (note 10)
    						     $781,763       870,056


       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)
                                 (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 Dec. 29,  Dec. 30,    Dec. 29,  Dec. 30,
                                   2001      2000        2001      2000
Net sales volume                 $467,567   440,705     946,001   886,729
Cost of sales                     427,906   406,318     841,941   827,583
 Gross margins                     39,661    34,387     104,060    59,146
Distribution, administrative
 and general expenses              21,804    20,081      45,639    40,842
 Net operating margins             17,857    14,306      58,421    18,304
Other income (deductions):
 Interest and dividend income       2,566     2,783       5,223     5,465
 Interest expense                  (7,701)   (9,858)    (16,189)  (20,401)
 Gain on sale of marketable
   equity security and other
   investments (note 4(a))         12,426         -      12,426         -
 Equity in earnings (loss) of
   partnership (note 10)           (9,136)      262      (8,948)      269
 Equity in earnings of affiliate
   (note 4(b))                          -        68           -       324
 Miscellaneous, net                   413       980       2,057     1,989
   Total other income
    (deductions)                   (1,432)   (5,765)     (5,431)  (12,354)
 Margins before income taxes       16,425     8,541      52,990     5,950
Income tax expense                  5,476     3,238      17,667     2,202
 Net margins                     $ 10,949     5,303      35,323     3,748


    See Accompanying Notes to Consolidated Financial Statements.

                                                              Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                     Six Months Ended
                                                   Dec. 29,    Dec. 30,
                                                     2001        2000
Cash flows from operating activities:
 Net margins                                       $ 35,323       3,748
 Non-cash items included in net margins:
    Depreciation and amortization                    19,575      21,067
    Equity in earnings of affiliate                       -        (324)
    Equity in (earnings) loss of partnership          8,948        (269)
    Deferred income tax expense                      12,733       2,202
    Gain on sale of marketable equity security
        and other investments                       (12,426)          -
    Other                                             1,619       2,362
 Changes in operating assets and liabilities:
    Receivables                                      (7,739)     (1,273)
    Inventories                                     (13,357)      8,498
    Other current assets                             (4,113)      3,401
    Accounts payable, accrued and other expenses     (3,007)     (9,057)
Net cash provided by operating activities            37,556      30,355
Cash flows from investing activities:
 Dispositions (acquisitions) of investments          86,296        (462)
 Acquisitions of property, plant and equipment      (13,862)    (16,786)
 Other                                                   73      (1,498)
Net cash provided by (used in) investing
 activities                                          72,507     (18,746)
Cash flows from financing activities:
 Short-term debt repayments, net                    (98,220)    (40,538)
 Proceeds from long-term debt                        95,000     140,000
 Principal repayments of long-term debt            (103,607)   (108,986)
 Patron's equity redemptions paid in cash            (2,177)     (1,855)
Net cash used in financing activities              (109,004)    (11,379)
Net change in cash and cash equivalents               1,059         230
Cash and cash equivalents at beginning of period     11,339       8,671
Cash and cash equivalents at end of period        $  12,398       8,901
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  18,168      19,782
    Income taxes, net                             $     677      (2,307)



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

     The Association employs a 52/53 week fiscal year. Fiscal 2002 will be a 52-week year and fiscal 2001 was also a 52-week year with each quarter in both periods consisting of 13 weeks.

     Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer. In accordance with Emerging Issues Task Force Issue 00-10, shipping costs previously deducted from net sales volume have been reclassified to cost of sales. This reclassification increased net sales volume and cost of sales by $15.7 million and $31.4 million for the quarter and six months ended December 30, 2000, respectively.

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

 3.  Inventories consist of the following:

                                    December 29, 2001     June 30, 2001
     Live poultry and hogs              $ 89,530            90,065
     Marketable products                  65,237            53,729
     Raw materials and supplies           33,644            31,260
                                        $188,411           175,054

 4. (a) During the quarter ended December 29, 2001, the Association sold its marketable equity security, its investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $61.6 million and a gain before income taxes of $12.4 million. At June 30, 2001, the Association's marketable equity security was carried at its fair value of $47.8 million, which includes an unrealized gain of $27 million. At June 30, 2001, the unrealized gain, net of deferred taxes of $9.5 million, was reflected as a component of other comprehensive income.
                                                                      Page 5


     (b) Gold Kist had a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). The investment in Golden Peanut was liquidated in August 2001 at its carrying value of $24.2 million as of June 30, 2001.

5. In October 1998, the Association completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc.
     (SSC). In order to complete the transaction, the Association committed to purchase, subject to certain terms and conditions, from SSC up to $100 million principal amount of preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of preferred securities as required under the commitment. The preferred securities carry a weighted average dividend rate of 8.5% and 8.3% at December 29, 2001 and December 30, 2000, respectively. Gold Kist is permitted to sell the preferred securities pursuant to applicable securities regulations. The securities are classified as noncurrent investments in the accompanying consolidated balance sheets at a carrying value of $81.4 million at December 29, 2001 and June 30, 2001.

6. For the quarter and six months ended December 30, 2000, the Association's consolidated comprehensive income was $20.5 million and $17.2 million, respectively. The difference between consolidated comprehensive income, as disclosed herein, and traditionally-determined consolidated net margins, as set forth on the accompanying Condensed Consolidated Statements of Operations for the periods ended December 2000, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

     For the quarter and six months ended December 29, 2001, the Association's consolidated comprehensive income (loss) was $(7.0) million and $17.8 million, respectively. The difference between consolidated comprehensive income and consolidated net margins for the periods ended December 2001, results from unrealized holding gains on the marketable security less applicable income taxes and a reclassification adjustment of $25.5 million due to the realized gain on the sale of the marketable security.

7. Effective July 2, 2000, the Association adopted SFAS No. 133 as amended by SFAS No. 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options transactions. The Company's futures transactions have historically been designated as hedges and options transactions have been marked to market. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through margins. The effect of the adoption of the new Statements was immaterial.

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR)

                                                                      Page 6

     adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

     On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility were essentially unchanged.

9. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 on Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized; instead it will be periodically tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements had not been issued. The statement must be adopted at the beginning of a company's fiscal year.

     Effective July 1, 2001, the Association adopted SFAS No. 142. Approximately $20 million of goodwill is included in other assets in the accompanying consolidated balance sheet at December 29, 2001 and June 29, 2001. The Association has determined that the fair value of its assets in the Poultry reporting unit exceed their carrying value, including the goodwill. Amounts totaling $308 thousand and $616 thousand in goodwill amortization expense are reflected in distribution, administrative and general expenses in the accompanying consolidated statements of operations for the quarter and six months ended December 30, 2000, respectively, with the same impact on net margins.

10. Gold Kist holds a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. Gold Kist and the other general partner are each guarantors of up to $60 million under a secured loan agreement between an agricultural credit bank and the partnership. At November 4, 2001, the partnership's fiscal year end, the amount outstanding under the facility was $56 million. The partnership is in default of certain covenants under the loan agreement.

     Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit Facility. No amounts have been accrued for Gold Kist's obligation under the guaranty arrangement. There can be no assurances that Gold Kist will not be required to satisfy the guarantee or, if required to satisfy the guarantee, that related losses would not be incurred. If payments were made under the guarantee, Gold Kist would have a security interest in the inventory and receivables of the partnership.


                                                                      Page 7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended December 29, 2001 increased 6.1% as compared to the quarter ended December 30, 2000. For the six-month period ended December 29, 2001, net sales volume increased 6.7% from $886.7 million in the comparable period last year to $946.0 million in the current year. The increase in net sales volume was due primarily to a 4% improvement in average poultry sales prices and a 3.8% increase in live weight pounds processed. The increase in poultry sales prices was due to strong export demand, experienced industry-wide, that favorably impacted both foreign and domestic markets. The Association's export sales of $25.2 million and $47.7 million for the December 2001 quarter and first six months, respectively, were 25.4% and 48.8% higher than the December 2000 periods, due principally to an improved Russian economy and the ban on red meat imports from the European Union. According to the U.S. Department of Agriculture's
(USDA) World Agricultural Outlook Board, calendar 2001 broiler production approximated 31.1 billion pounds, up 2.1% over 2000, and broiler production for calendar 2002 is projected at 31.9 billion pounds, 2.6% above 2001 levels. Increases in broiler production could lead to downward pressure on sales prices in the second half of fiscal 2002.

Net Operating Margins

The Association had net operating margins of $17.9 million and $58.4 million for the three and six months ended December 29, 2001, respectively, as compared to $14.3 million and $18.3 million in the comparable periods last year. The increase in operating margins was due primarily to the higher poultry selling prices and improved production yields. These factors were partially offset by higher overall feed costs for the quarter and six months ended December 29, 2001 as compared to the comparable periods in 2000 due to the increase in pounds processed and higher weighted average costs of ingredients. The 12% increase in distribution, administrative and general expenses was principally due to higher incentive compensation accruals attributable to the improvement in net margins for the quarter and first six months of fiscal 2002.

Other Income (Deductions)

Interest and dividend income was $5.2 million for the six months ended December 2001 as compared to $5.5 million for the comparable period last year, earned principally from the Southern States preferred securities.

Interest expense was $16.2 million for the six months ended December 29, 2001 as compared to $20.4 million for the comparable period last year. The decrease in interest expense was due to lower average loan balances and lower market interest rates.

The sale of the marketable equity security and other investments resulted in a pretax net gain of $12.4 million.

The equity in the loss of the partnership of $9.1 million and $8.9 million for the quarter and six months ended December 29, 2001, respectively, represents Gold Kist's 35% share of the net loss incurred by a pecan processing and marketing partnership.

Gold Kist and the other general partner are each guarantors of up to $60 million under a secured loan agreement between an agricultural credit bank and the partnership. At November 4, 2001, the partnership's fiscal year end, the amount outstanding under the facility was $56 million. The partnership is in default of certain covenants under the loan agreement.

Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit Facility. No amounts have been accrued for Gold Kist's obligation under the guaranty arrangement. There can be no assurances that Gold Kist will not be required to satisfy the guarantee or, if required to satisfy the guarantee, that related losses would not be incurred. If payments were made under the guarantee, Gold Kist would have a security interest in the inventory and receivables of the partnership.

For the three and six months ended December 29, 2001, the Association's combined federal and state effective income tax rate was 33.3%. Combined effective rates for the three and six-month periods ended December 30, 2000 were 38% and 37%, respectively. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. At July 1, 2001, the principal source of external financing was a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The Association also has a $39.3 million term loan with an agricultural bank and $55 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility are essentially unchanged. At December 29, 2001, the Association had unused loan commitments of $110 million. See
Note 10 of Notes to Consolidated Financial Statements.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the funded debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At December 29, 2001, the Association was in compliance with all applicable loan covenants.

For the first six months of fiscal 2002, cash provided from operating activities was $37.6 million as compared to $30.4 million for the first six months of fiscal 2001. The cash flow from operating activities, along with the cash provided from the sale of investments, was used to repay short-term borrowings, which included the equity swap agreement, the revolving line of credit and maturing Subordinated Certificates. Capital asset expenditures of $13.9 million and net equity redemptions of $2.2 million were also paid through the cash provided by operating and investing activities.

Working capital and patrons' and other equity were $171.9 million and $287.0 million, respectively, at December 29, 2001 as compared to $121.1 million and $272.6 million, respectively, at June 30, 2001. The increase in working capital reflected the increase in receivables and inventories, and the repayment of short-term borrowings from cash provided by operating activities. The increase in patrons' equity reflected the improvement in net margins for the first half of fiscal 2002, net of equity redemptions.

The Association plans capital expenditures of approximately $45 million in 2002 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2002 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2002, management expects cash expenditures to approximate $5 million for equity distributions less insurance proceeds. In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at December 29, 2001 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2002 and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS No. 141 on Business Combinations and SFAS No. 142 addressing Goodwill and Intangible Assets. The statement on Business Combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company does not have any pending acquisitions or mergers as of December 29, 2001. The Company adopted the provisions of SFAS No. 142 effective in the fiscal year beginning July 1, 2001. See Note 9 of Notes to Consolidated Financial Statements.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At December 29, 2001, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 29, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date     February 15, 2002
                                                    John Bekkers
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date     February 15, 2002
                                                   W. F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)



                                                                     Page 12


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 29, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date     February 15, 2002                      /s/ John Bekkers
                                                    John Bekkers
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date     February 15, 2002                     /s/ W. F. Pohl, Jr.
                                                   W. F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)