Form 10-Q
period 2002-03-30
GOLD KIST INC
filed 2002-05-10
CIK 215994

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

                     (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 30, 2002

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

                                                 Yes  X     No

                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             March 30, 2002 and June 30, 2001               1

           Consolidated Statements of Operations
             Three Months and Nine Months Ended
             March 30, 2002 and March 31, 2001              2

           Consolidated Statements of Cash Flows -
             Nine Months Ended March 30, 2002
             and March 31, 2001                             3

           Notes to Consolidated Financial
             Statements                                  4 -  7

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         8 - 12

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                 12

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K               13

                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                      Mar. 30,     June 30,
                                                        2002         2001
          ASSETS
Current assets:
   Cash and cash equivalents                        $ 10,619         11,339
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $1,355 at
     March 30, 2002 and $2,449
      at  June 30, 2001                               109,439       106,997
   Inventories (note 3)                               232,118       175,054
   Deferred income taxes                               17,367        18,177
   Investments (note 4)                                     -        72,002
   Other current assets                                21,774        12,735
       Total current assets                           391,317       396,304
Investments (notes 4, 5 and 10)                        94,619       121,612
Property, plant and equipment, net                    232,261       230,167
Prepaid pension costs                                  43,110        43,110
Other assets                                           80,096        78,863
                                                     $841,403       870,056

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 8)                  $ 60,135        98,220
     Current maturities of long-term debt (note 8)     16,794        22,913
                                                       76,929       121,133
   Accounts payable                                    76,742        72,898
   Accrued compensation and related expenses           31,896        32,159
   Interest left on deposit                            10,003        11,900
   Other current liabilities                           43,403        37,127
       Total current liabilities                      238,973       275,217
Long-term debt, less current maturities (note 8)      256,461       266,285
Accrued postretirement benefit costs                   29,852        32,143
Other liabilities                                      33,417        23,861
       Total liabilities                              558,703       597,506
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 29 at
     March 30, 2002 and June 30, 2001                      29            29
    Patronage  reserves                               187,903       189,278
   Accumulated other comprehensive (loss) income
     (notes 4(a) and 6)                                (2,109)       15,450
   Retained earnings                                   96,877        67,793
       Total patrons' and other equity                282,700       272,550
Commitments and contingencies (note 10)              $841,403       870,056



        See Accompanying Notes to Consolidated Financial Statements.



                                                                      Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)
                                 (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                 Mar. 30,  Mar. 31,    Mar. 30,    Mar. 31,
                                   2002      2001        2002        2001
Net sales volume                 $465,877   441,868   1,411,878   1,328,598
Cost of sales                     436,826   434,408   1,278,767   1,261,992
 Gross margins                     29,051     7,460     133,111      66,606
Distribution, administrative
 and general expenses              20,600    20,302      66,240      61,144
Post retirement benefit plan
  curtailment gain (note 11)            -    29,454           -      29,454
Net operating margins               8,451    16,612      66,871      34,916
Other income (deductions):
 Interest and dividend income       2,057     3,206       7,280       8,671
  Interest expense                 (6,970)  (10,143)    (23,159)    (30,544)
Gain on sale of marketable
   equity security and other
   investments (note 4(a))          3,152         -      15,578           -
 Equity in loss of partnership
  (note 10)                       (13,758)     (330)    (22,706)        (61)
 Equity in earnings of affiliate
   (note 4(b))                          -       429           -         753
 Miscellaneous, net                   758      (599)      2,816       1,390
   Total other deductions         (14,761)   (7,437)    (20,191)    (19,791)
 Margins (loss) before income
   taxes                           (6,310)    9,175      46,680      15,125
Income tax expense (benefit)       (2,104)    3,394      15,563       5,596
 Net margins (loss)              $ (4,206)    5,781      31,117       9,529


       See Accompanying Notes to Consolidated Financial Statements.

                                                              Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Nine Months Ended
                                                   Mar. 30,    Mar. 31,
                                                     2002        2001
Cash flows from operating activities:
 Net margins                                       $ 31,117       9,529
 Non-cash items included in net margins:
    Depreciation and amortization                    29,583      31,331
    Post retirement benefit plan curtailment gain         -     (29,454)
    Equity in earnings of affiliate                       -        (753)
    Equity in loss of partnership                    22,706          61
    Deferred income tax expense                       6,571       5,596
    Gain on sale of marketable equity security
        and other investments                       (15,578)          -
    Other                                             3,804       3,695
 Changes in operating assets and liabilities,
    net of effects of consolidated partnership:
    Receivables                                       9,228      (3,901)
    Inventories                                     (35,571)      8,352
    Other current assets                             (8,494)      2,764
    Accounts payable, accrued and other expenses     (4,652)    (10,752)
Net cash provided by operating activities            38,714      16,468
Cash flows from investing activities:
 Dispositions (acquisitions) of investments          89,221        (640)
 Acquisitions of property, plant and equipment      (25,229)    (23,438)
 Other                                                6,055      (1,029)
Net cash provided by (used in) investing
 activities                                          70,047     (25,107)
Cash flows from financing activities:
 Short-term debt repayments, net                    (89,663)    (13,130)
 Proceeds from long-term debt                        95,000     140,000
 Principal repayments of long-term debt            (111,843)   (112,268)
 Patron's equity redemptions paid in cash            (2,975)     (4,203)
Net cash (used in) provided by financing
 activities					   (109,481)     10,399
Net change in cash and cash equivalents                (720)      1,760
Cash and cash equivalents at beginning of period     11,339       8,671
Cash and cash equivalents at end of period        $  10,619      10,431
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  26,157      29,735
    Income taxes, net                             $   7,394      (2,528)
Supplemental disclosure of noncash investing
 activities:
 Consolidation of partnership assets              $  41,951           -
 Equity in loss of partnership                       22,706           -
 Consolidation of partnership liabilities         $  64,657           -



        See Accompanying Notes to Consolidated Financial Statements.

                                                                     Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries; and a partnership as of and for the three months ended March 30, 2002 ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 8 through 12 and pages 23 through 34, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 30, 2001.

     The Association employs a 52/53 week fiscal year. Fiscal 2002 will be a 52-week year and fiscal 2001 was also a 52-week year with each quarter in both periods consisting of 13 weeks.

     Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer. In accordance with Emerging Issues Task Force Issue 00-10, shipping costs previously deducted from net sales volume have been reclassified to cost of sales. This reclassification increased net sales volume and cost of sales by $17.1 million and $48.5 million for the quarter and nine months ended March 31, 2001, respectively.

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

 3.  Inventories consist of the following:

                                     March 30, 2002       June 30, 2001
     Live poultry and hogs              $ 90,912            90,065
     Marketable products                 107,476            53,729
     Raw materials and supplies           33,730            31,260
                                        $232,118           175,054

 4. (a) During the quarter ended December 29, 2001, the Association sold its marketable equity security, its investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $61.6 million and a gain before income taxes of $12.4 million. At June 30, 2001, the Association's marketable equity security was carried at its fair value of $47.8 million, which included an unrealized gain of $27 million. At June 30, 2001, the unrealized gain, net of deferred taxes of $9.5 million, was reflected as a component of other comprehensive income.

     (b) Gold Kist had a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). The investment in Golden Peanut was liquidated in August 2001 at its carrying value of $24.2 million as of June 30, 2001.

5. In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities carried a combined weighted average interest/dividend rate of 8.5% and 8.3% at March 30, 2002 and June 30, 2001, respectively. No dividend was paid on the cumulative preferred securities for the third quarter of fiscal 2002. Gold Kist is permitted to sell the securities pursuant to applicable securities regulations. The securities are classified as noncurrent investments in the accompanying consolidated balance sheets at a carrying value of $81.4 million at March 30, 2002 and June 30, 2001.

6. For the quarter and nine months ended March 31, 2001, the Association's consolidated comprehensive income was $1.4 million and $18.6 million, respectively. The difference between consolidated comprehensive income, as disclosed herein, and traditionally-determined consolidated net margins, as set forth on the accompanying Condensed Consolidated Statements of Operations for the periods ended March 2001, results from unrealized holding gains (losses) on the marketable security less applicable income taxes.

     For the quarter and nine months ended March 30, 2002, the Association's consolidated comprehensive income (loss) was $(4.2) million and $13.6 million, respectively. The difference between consolidated comprehensive (loss) income and consolidated net margins (loss) for the periods ended March 2002 resulted from unrealized holding gains on the marketable security less applicable income taxes and a reclassification adjustment of $25.5 million due to the realized gain on the sale of the marketable security.

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

8. On November 3, 2000, the Association established a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over the London Interbank Offered Rate (LIBOR) adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the
     Association's   inventory,  receivables,  and   property,   plant   and
     equipment.

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

     Effective July 1, 2001, the Association adopted SFAS No. 142. Approximately $20 million of goodwill is included in other assets in the accompanying consolidated balance sheet at March 30, 2002 and June 29, 2001. The Association has determined that the fair value of its assets in the Poultry reporting unit exceed their carrying value, including the goodwill. Amounts totaling $308 thousand and $924 thousand in goodwill amortization expense are reflected in distribution, administrative and general expenses in the accompanying consolidated statements of operations for the quarter and nine months ended March 31, 2001, respectively, with the same impact on net margins.

10. Gold Kist holds a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. The partners adopted a restructuring agreement in January 2002 that gives Gold Kist effective control of the partnership. As of and for the quarter ending March 31, 2002, the assets, liabilities, results of operations and cash flows of the partnership are consolidated in the accompanying financial statements.

     Gold Kist and the other general partner are each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership. At March 30, 2002, the amount outstanding under the facility was $57.1 million and is reflected in short-term borrowings in the accompanying consolidated balance sheet. The line of credit bears interest at the prime rate plus 2%, is secured by pecan inventories, receivables and substantially all of the partnership fixed assets, and is due on October 31, 2002. The partnership was in default of certain covenants under their loan agreement dated April 30, 2001. The default was deferred until the
     First Amended and Restated Credit Agreement was closed on March 30, 2002. At March 30, 2002, the partnership was in compliance with all applicable loan covenants.

     Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit Facility. There can be no assurances that Gold Kist will not be required to satisfy the guarantee or, if required to satisfy the guarantee, that related losses would not be incurred. If payments were made under the guarantee, Gold Kist would have a security interest in the inventory, receivables and substantially all of the fixed assets of the partnership.

11. Effective January 1, 2001, the Association substantially curtailed its postretirement medical benefit plan. Postretirement medical coverage will only be available to existing retirees and active employees, who as of that date, were 62 years of age or older and had 15 or more years of service. A gain from the curtailment of approximately $29.5 million is reflected in the accompanying consolidated statement of operations for the periods ended March 31, 2001 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at June 30, 2001.

                                                                      Page 8
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended March 30, 2002 increased 5.4% as compared to the quarter ended March 31, 2001. For the nine-month period ended March 30, 2002, net sales volume increased 6.3% from $1.33 billion in the comparable period last year to $1.41 billion in the current year. The increase in net sales volume for the current year-to-date period was due primarily to a 2.2% improvement in average poultry sales prices and a 5.1% increase in live weight pounds processed. The increase in poultry sales prices was principally due to strong export demand, experienced industry-wide, that favorably impacted both foreign and domestic markets. The increase in net sales for the March 2002 quarter was due to a 7.8% increase in live weight pounds processed over the March 2001 quarter.

The Association's export sales of $60.7 million for the first nine months of 2002 were 24% higher than the March 2001 period, due principally to an improved Russian economy and the ban on red meat imports from the European Union. However, effective on March 10, Russia banned the import of U.S. poultry. This market disruption led to downward pressure on sales prices and reduced export sales by 22.8% in the March 2002 quarter as compared to the March 2001 quarter and 48.8% below the December 2001 quarter. Overall average poultry sales prices for the March 2002 quarter were 1% below the March 2001 quarter. Although the ban was lifted in mid April 2002, it could be several months before shipments to Russia return to prior levels. According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, calendar 2001 broiler meat production approximated 31.27 billion pounds, up 2.5% over 2000, and production for calendar 2002 is projected at 22.05 billion pounds, 2.5% above 2001 levels.

The Company anticipates that increased domestic demand and the resumption of export shipments to Russia will result in the strengthening of poultry sales prices and profitable operations in the fourth quarter. However, further delays in the resumption of shipments to Russia or other disruptions in the export market could negatively impact poultry sales prices and results of operations.

Net Operating Margins

The Association had net operating margins of $8.5 million and $66.9 million for the three and nine months ended March 30, 2002, respectively, as compared to $16.6 million and $34.9 million in the comparable periods last year. Net operating margins for the March 2001 quarter included a one-time gain of $29.5 million from the curtailment of post retirement benefit plans. The increase in operating margins for the nine-month period ended March 30, 2002 was due primarily to the higher poultry selling prices and increased volume. These factors were partially offset by higher overall total feed costs for the nine months ended March 30, 2002 as compared to the comparable period in 2001 due to the increase in pounds processed. The 8.3% increase in distribution, administrative and general expenses for the nine months ended March 30, 2002 was principally due to higher incentive compensation accruals attributable to the improvement in net margins for the first nine months of fiscal 2002.

Other Income (Deductions)

Interest and dividend income was $7.3 million for the nine months ended March 2002 as compared to $8.7 million for the comparable period last year, earned principally from the Southern States capital trust and preferred securities. No dividend was paid on the preferred securities for the third quarter of fiscal 2002.

Interest expense was $23.2 million for the nine months ended March 30, 2002 as compared to $30.5 million for the comparable period last year. The decrease in interest expense was due to lower average loan balances resulting from improved cash flow from operations and from the sale of investments, and lower average market interest rates.

The sale of the marketable equity security and other investments resulted in a pretax net gain of $15.6 million for the nine months ended March 30, 2002. The $3.2 million gain for the quarter ended March 30, 2002 resulted from the gain on the sale of stock received from the demutualization and initial public offering of an insurance company that underwrites certain risk management programs of the Association.

The equity in the loss of the partnership of $22.7 million represents the net loss incurred by a pecan processing and marketing partnership as of December 31, 2001, prior to consolidation. The partners adopted a restructuring agreement in January 2002 that gives Gold Kist effective control of the partnership. As of and for the quarter ending March 31, 2002, the assets, liabilities, results of operations and cash flows of the partnership are consolidated in the accompanying financial statements.

Gold Kist and the other general partner are each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership. At March 30, 2002, the amount outstanding under the facility was $57.1 million and is reflected in short-term borrowings in the accompanying consolidated balance sheet. The line of credit bears interest at the prime rate plus 2%, is secured by pecan inventories, receivables and substantially all of the partnership fixed assets, and is due on October 31, 2002. The partnership was in default of certain covenants under their loan agreement dated April 30, 2001. The default was deferred until the First Amended and Restated Credit Agreement was closed on March 30, 2002. At March 30, 2002, the partnership was in compliance with all applicable loan covenants.

Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit Facility. There can be no assurances that Gold Kist will not be required to satisfy the guarantee or, if required to satisfy the guarantee, that related losses would not be incurred. If payments were made under the guarantee, Gold Kist would have a security interest in the inventory, receivables and substantially all of the fixed assets of the partnership.

For the three and nine months ended March 30, 2002, the Association's combined federal and state effective income tax rate was 33.3%. Combined effective rates for the three and nine-month periods ended March 31, 2001 were 37%. Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. At July 1, 2001, the principal source of external financing was a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The Association also has a $39.3 million term loan with an agricultural bank and $52.3 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility are essentially unchanged. At
March 30, 2002, the Association had unused loan commitments of $97 million.

Due to the consolidation of the pecan processing and marketing partnership at March 30, 2002, short-term debt increased $57.1 million from the partnership's revolving line of credit with an agricultural credit bank. See
Note 10 of Notes to Consolidated Financial Statements.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At March 30, 2002, the Association was in compliance with all applicable loan covenants.

For the first nine months of fiscal 2002, cash provided from operating activities was $38.7 million as compared to $16.5 million for the first nine months of fiscal 2001. The cash flow from operating activities in fiscal 2002, along with the cash provided from the sale of investments, was used to repay short-term borrowings, which included the equity swap agreement, the revolving line of credit and maturing Subordinated Certificates. Capital asset expenditures of $25.2 million and net equity redemptions of $3.0 million were also paid through the cash provided by operating and investing activities.

Working capital and patrons' and other equity were $152.3 million and $282.7 million, respectively, at March 30, 2002 as compared to $121.1 million and $272.6 million, respectively, at June 30, 2001. The increase in working capital reflected the increase in inventories and other current assets, and the repayment of short-term borrowings from cash provided from operations and the sale of investments. The increase in patrons' equity reflected the improvement in net margins for the first nine months of fiscal 2002, net of equity redemptions.

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

In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at March 30, 2002 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives over the next twelve months and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

The Financial Accounting Standards Board (FASB) has issued SFAS 143 on Accounting for Asset Retirement Obligations and SFAS 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. These statements will be effective for the Company's fiscal year beginning July 1, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

The principal market risks affecting the Association are exposure to changes in commodity prices and interest rates on borrowings. Although the Company has international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At March 30, 2002, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 30, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date       May 10, 2002
                                                    John Bekkers
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date       May 10, 2002
                                                   W. F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)


                                                                      Page 13


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 30, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLD KIST INC.
                                                   (Registrant)



Date       May 10, 2002                         /s/ John Bekkers
                                                    John Bekkers
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date       May 10, 2002                        /s/ W. F. Pohl, Jr.
                                                   W. F. Pohl, Jr.
                                                     Controller
                                            (Principal Accounting Officer)