Form 10-K
period 2002-06-29
GOLD KIST INC
filed 2002-09-20
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.


                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002      Commission File No. 2-59958

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                               Not Applicable.



                              TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties) . . . . . . . . . . . . . . . . . . .   1

 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   6

 4.  Submission of Matters to a Vote of Security Holders . . . . . .   7

 5.  Market for Registrant's Common Equity and Related
      Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .   7

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .   8

 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . .   9

 7A. Quantitative and Qualitative Disclosure about Market Risk .      15

 8.  Financial Statements and Supplementary Data . . . . . . . . . .  16

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . .  35

10.  Directors and Executive Officers of the Registrant  . . . . . .  35

11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . .  37

12.  Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . .  40

13.  Certain Relationships and Related Transactions. . . . . . . . .  40

14.  Controls and Procedures. . . . . . . . . . . . . . . . . .       40

15.  Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  41




                               GOLD KIST INC.

            ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 29, 2002

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

     The membership of Gold Kist consists of approximately 2,500 farmer members located principally in Alabama, Florida, Georgia, North Carolina and South Carolina. Any person engaged in the production of farm commodities and any firm or corporation whose members or stockholders are persons so engaged and any cooperative association organized under the cooperative marketing laws of any state, which enters into a marketing and/or purchasing agreement with the Association, is eligible for membership.

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

      Gold  Kist  conducts  broiler  production  operations,  providing  both marketing and purchasing services to its cooperative patrons. The Association also conducts pork production operations, is a partner in a pecan processing and marketing business, and participates as a member of limited liability company which is engaged in the production and sale of hogs.


                                   POULTRY
Broilers

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one or more of Gold Kist's broiler complexes. Each Gold Kist broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, and accounting office(s), and transportation facilities. The complexes operated by Gold Kist in fiscal 2002 are headquartered in Boaz, Cullman, and Russellville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sanford and Siler City, North Carolina; and Sumter, South Carolina. The broiler growers, pullet producers and hatching egg producers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing services for the broilers grown.

     The principal products marketed by Gold Kist are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Gold Kist Farmsr and Young 'n Tenderr labels; however, some is sold under customers' private labels. Most of the frozen chicken carries the Gold Kistr or Early Birdr label. Cornish game hens are marketed in fresh and frozen form primarily to hotels, restaurants and grocery stores under the Gold Kist Farms, Young 'n Tender and Medallionr labels. Medallion, Big Valuer, Gold Kist Farms, Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

     Principal raw materials utilized by Gold Kist for the production of poultry include agricultural commodities such as corn and soybeans utilized as feed ingredients in the production of poultry feed by the Association. The principal source of these commodities has been domestic U.S. production, principally in the Midwestern United States. The availability of feed ingredients at reasonable to low prices has been favorable for the Association because of the increased stocks of such commodities generated by large domestic crops in the last five years. The Association believes that the availability of such commodities shall continue in the next fiscal year but at potentially increased prices due to a reduced domestic harvest in 2002.

     Poultry products were marketed in fiscal 2002 directly from the Association's corporate headquarters in Atlanta. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are six separate distribution facilities located in Florida, Tennessee, Ohio and Kentucky. Cornish game hens are processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

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

                                   Fiscal Year Ended (000's Omitted)

                        July 1,         June 30,       June 29,
                        2000            2001           2002
Broiler Products
Volume                  $1,743,288      $1,777,495     $1,845,744
Percentage (%)          98.5            98.2           99.0



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


                             YOUNG PECAN COMPANY

     Gold Kist is a partner in Young Pecan Company, a pecan processing and marketing business headquartered in Florence, South Carolina, in which the Association holds a 25% equity interest and a 35% earnings (loss) allocation. See Note 11 of Notes to Consolidated Financial Statements.


                                 LUKER INC.

     Luker Inc. is a design, fabrication and installation firm primarily serving customers in the meat, poultry, chemicals and wood products businesses with a focus on wastewater treatment systems. It is a wholly-owned subsidiary of Gold Kist located in Augusta, Georgia.


                                EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 29, 2002, the approximate export sales volume of poultry was $74.2 million. During that period, export sales were mainly to customers in Russia, Eastern Europe, the Far East, Mexico, Central and South America and the Caribbean.

     Export sales involve an additional element of transportation and credit risk to the shipper beyond that normally encountered in domestic sales.

     Gold Kist faces competition for export sales from both domestic and foreign suppliers. In export poultry sales, Gold Kist faces competition from other major United States producers as well as companies in France, China, Thailand, and Brazil. Tariff and non-tariff barriers to United States poultry established by the European Economic Community (EEC) since 1962 have virtually excluded Gold Kist and other United States poultry exporters from the EEC market. Restrictions placed by Russian authorities on the export of U.S. poultry to Russia in March 2002 adversely impacted the export sales of domestic suppliers into fiscal 2003. In addition, EEC exporters are aided in price competition with United States exporters in certain markets by subsidies from their governments.


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

Poultry

     The poultry processing plants operated as Gold Kist facilities in fiscal 2002 are located at Boaz, Russellville, Trussville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 14.4 million broilers and 400,000 cornish game hens. The plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne, Russellville, and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas, and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 15.3 million chicks. Additionally, Gold Kist operates twelve feed mills to support its poultry operations; the mills have an aggregate annual capacity of approximately 4.7 million tons and are located in Guntersville, Pride, and Jasper, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

    The Association operated six separate distribution centers in fiscal 2002 in its sales and distribution of poultry products: Tampa, Pompano Beach, and Crestview, Florida; Nashville, Tennessee; Mt. Sterling, Kentucky; and Cincinnati, Ohio.

     Gold Kist currently operates four pork production centers. These production facilities include a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

     The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires June 30, 2004); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2005) and Nashville (lease expires December 31, 2006) Tennessee; and Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088).


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

     The regulatory powers of various federal and state agencies, including the federal Department of Labor and the U.S. Department of Agriculture, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.


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





Item 6.   Selected Financial Data.


                   SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 29, 2002 and "Consolidated Balance Sheet Data" as of June 27, 1998, June 26, 1999, July 1, 2000, June 30, 2001 and
June 29, 2002 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of June 30, 2001 and June 29, 2002 and for each of the years in the three-year period ended June 29, 2002, and the report thereon of KPMG LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the auditors' reports.


                                For Fiscal Years Ended (000's omitted)
                           June 27,   June 26,   July 1,  June 30,  June 29,
Consolidated Statement of    1998       1999      2000      2001      2002
  Operations Data:
Net sales volume          $1,704,857 1,822,708  1,770,453 1,810,755 1,863,828
Margins (loss) from
  continuing operations   $  (56,911)   68,815    (26,503)   33,280    47,629

                                          As of (000's omitted)
                            June 27,   June 26,   July 1,  June 30,  June 29,
Consolidated Balance Sheet    1998      1999       2000      2001      2002
  Data:
Total assets               $1,080,655   814,137   881,290    870,056  789,529
Long-term liabilities      $  376,553   275,408   331,837    322,289  314,858
Patrons' and other equity  $  234,006   279,367   239,490    272,550  283,161

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   After two decades of rapid growth, the poultry industry is maturing and will be dependent on value added and new product development, as well as expanded export opportunities for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from 49% to 55% during that period and this trend is expected to continue.

   The industry has experienced volatility in results of operations over the last five years and the following information addresses the various factors that have influenced the results and financial condition of Gold Kist during that period. During fiscal 1998, broiler market prices were approximately 4% lower than in fiscal 1997, however market prices strengthened in the fourth quarter. Favorable broiler market prices continued during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of fiscal 1999 as the live production problems were resolved and supplies increased. Market prices for poultry dark meat were weak during fiscal 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through fiscal 2000 and most of fiscal 2001 due to increased production levels and the large supply of competing meats (pork and beef). Broiler prices strengthened during the first half of fiscal 2002 due to an improved supply/demand balance. Strong export demand, principally from Russia, favorably impacted both foreign and domestic markets and fueled higher broiler prices through the first eight months of fiscal 2002. However, on March 10, 2002, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices due to excess domestic supply. Export sales industry-wide declined by 20% during the fourth quarter of fiscal 2002. Although the ban was lifted in April 2002, normal shipments have not resumed as new product specifications are being developed and poultry plant recertifications are required for export eligibility to Russia. Depressed broiler prices are expected to continue into fiscal 2003 until export shipments recover or other factors impact the supply/demand imbalance.

  According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, the forecast for calendar 2002 broiler meat production is
31.96 billion pounds, ready-to-cook weight, 3.3% above the 30.94 billion pounds produced in 2001. The estimate for calendar 2003 production is 32.65 billion pounds, 2.2% over the 2002 forecast. This rate of increase could contribute to the supply/demand imbalance until normalcy returns to the export markets. This projected increase does not consider the impact of reduced export volume and higher feed costs. Recent egg placements indicate a lower rate of increase in production.

   The cost of feed grains, primarily corn and soybean meal, represents approximately fifty percent of total broiler production costs. Prices of feed grain commodities fluctuate in response to worldwide supply and demand. Average cash market prices for corn and soybean meal declined 18% and 20%, respectively, during fiscal 1998 as a result of the favorable 1997 harvest and reduced exports of agricultural commodities. In 1999, average cash market prices for corn and soybean meal declined 20% and 34%, respectively, as a result of favorable U.S. grain production and the decline in world demand for feed grains. Feed grain prices generally held steady or slightly above these levels through fiscal 2002. Corn and soybean meal prices are expected to increase in 2003 due to stronger worldwide demand and a reduced U.S. crop due to weather problems in grain producing areas. Historically, higher feed prices have led to restraints on production and improved broiler prices.

   Poultry export sales for fiscal 2000, 2001 and 2002 were $48.8 million, $68.8 million and $74.2 million, respectively. Starting in fiscal 2000, export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due to the ban on red meat imports from the European Union leading to the 41% increase in export sales over 2000. Export sales continued strong through the first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban mentioned above, export sales for the last four months of fiscal 2002 decreased 57.1% as compared to the same period in fiscal 2001. A return to prior years' level of export sales of poultry products will be dependent on the resumption of normal shipments to Russia, as well as credit availability to foreign countries and political and economic stability, particularly in Russia, Eastern Europe and the Far East.

   In June 2002, the Association adopted a plan to withdraw from and discontinue participation in the pecan processing and marketing partnership within the 2003 fiscal year. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements. The Association's continuing operations are principally comprised of its poultry production, processing and marketing operations. The discussion and analysis of results of operations that follows relates to the continuing operations of the Association, unless otherwise noted, for each of the years in the three-year period ended June 29, 2002.

                            Results of Operations

  Fiscal 2001 Compared to Fiscal 2000

   For 2001, net sales increased 2.3% from $1.77 billion in fiscal 2000 to $1.81 billion in 2001. The increase was due primarily to a 1.4% improvement in average selling prices and a 1.1% improvement in processing yield, partially offset by the additional one-week period in 2000 and a 4.6% reduction in live weight pounds processed. On a comparable per week basis, net sales increased 4.2% for 2001 as compared to 2000. Poultry selling prices continued to be depressed in 2001 by an excess supply of poultry and other competing meats such as beef and pork. A temporary reduction in broiler placements beginning in the first fiscal quarter of 2001 moderately reduced the rate of growth in broiler supplies and contributed to an improvement in selling prices.

   The Association had net operating margins of $65.5 million for 2001 as compared to a net operating loss of $21 million in 2000. The increase in net operating margins was due primarily to the $33.7 million gain from the curtailment of the post retirement medical benefit plan and related pension plan settlements (see Note 8(b) of Notes to Consolidated Financial Statements) and improved poultry selling prices. Lower cost of sales in 2001 reflects the one-week reduction in the reporting period from the prior year and the receipt in 2001 of $6.4 million representing Gold Kist's share as a class claimant in the vitamin antitrust class action litigation. However, a 1% increase in average feed costs and higher processing expenses and energy costs partially offset these factors. The Association's pork division posted an operating margin of $2.4 million in 2001 as compared to an operating margin of $86 thousand for 2000. The impact of cost reductions implemented in 2001, including salary freezes/reductions and benefit program changes, partially offset the increase in distribution, administrative and general expenses. The overall increase was principally due to higher incentive compensation attributable to the earnings improvement in 2001.

   The components in other deductions totaled $18.9 million in 2001 as compared to $27.8 million in 2000. Interest and dividend income was $11.3 million for 2001 as compared to $8.3 million for 2000. The increase was due to the receipt of the interest and dividends for the full 2001 period from the Southern States preferred securities, which were acquired in October 1999. See Note 10(a) of Notes to Consolidated Financial Statements. Interest expense was $40 million for 2001 as compared to $30.4 million for 2000, an increase of 31%. The increase was caused by higher average interest rates and loan balances, and expenses/fees related to the senior secured credit agreement established November 3, 2000. Equity in earnings of affiliate of $10 million represented the Association's share of Golden Peanut's earnings for 2001 in accordance with the membership agreement. The earnings were principally attributable to the reversal of previously accrued litigation expense, with Gold Kist's share approximating $7.3 million, due to a judgment that was vacated by the Georgia Court of Appeals in March 2001. Improved peanut market prices also contributed to the earnings improvement. These results compared to a $4.4 million share of the affiliate's loss for 2000 due principally to accrued litigation expenses related to the judgment that was vacated in 2001. See Notes 9 and 10(c) of Notes to Consolidated Financial Statements. Miscellaneous, net was a deduction of $241 thousand for 2001 as compared to a deduction of $1.3 million for 2000. Income from a hog grow-out joint venture with another regional cooperative was $2.1 million in 2001 as compared to $775 thousand in 2000. Strong increases in hog market prices gave rise to this improvement.

  The combined federal and state effective tax rate for 2001 was 29% compared to (46)% in 2000. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits, dividends received deductions and deductible nonqualified equity redemptions. See Note 7 of Notes to Consolidated Financial Statements.

  Fiscal 2002 Compared to Fiscal 2001

   For 2002, net sales increased 2.9% from $1.81 billion in the comparable period last year to $1.86 billion in the current year. The increase was due primarily to a 1% improvement in average selling prices and a 4% increase in live weight pounds processed. The increase in poultry sales prices was principally due to strong export demand, experienced industry-wide, which favorably impacted both foreign and domestic markets. The increased export demand, principally from Russia, strengthened broiler sales prices through the first half of fiscal 2002. However, on March 10, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices and reduced export sales industry-wide during the second half of fiscal 2002. Although the ban was lifted in April 2002, only limited shipments have resumed as new product specifications are being developed and poultry plant recertifications are required for export eligibility to Russia. Export sales only comprise approximately 4% of the Association's gross sales volume, however the increased domestic supply caused by the embargo led to a 2.7% decrease in overall broiler sales prices in the fourth quarter of fiscal 2002.

   The Association had net operating margins of $69.8 million for 2002 as compared to net operating margins of $65.5 million in 2001. The increase in net operating margins before the 2001 benefit curtailment gain was due primarily to the higher poultry selling prices and increased volume. These factors were partially offset by slightly higher overall total feed costs for 2002 as compared to 2001 due to the increase in pounds processed. The Association's pork division posted an operating margin of $1.3 million in 2002 as compared to an operating margin of $2.4 million in 2001. The 1.2% decrease in distribution, administrative and general expenses in 2002 as compared to 2001 was principally due to benefit program changes implemented in 2001.

  The components in other deductions totaled $76 thousand in 2002 as compared to an $18.9 million deduction in 2001. Interest and dividend income was $9.4 million for 2002 as compared to $11.3 million for 2001. The decrease was due to the receipt of the dividends for only the first half of 2002 from the Southern States preferred securities. No dividends were paid or declared on the preferred securities for the second half of 2002. Interest expense was $28 million for 2002 as compared to $40 million for 2001, a decrease of 30%. The decrease was due to lower average loan balances resulting from improved cash flow from operations and from the sale of investments, and lower market interest rates. See Note 4 of Notes to Consolidated Financial Statements. The sale of the marketable equity security and other investments resulted in a pretax net gain of $15.6 million in 2002. The Association withdrew as a member of Golden Peanut Company effective June 30, 2001 and therefore had no equity in the earnings of the affiliate for fiscal 2002 as compared to $10 million in fiscal 2001. Miscellaneous, net was income of $2.9 million for 2002 as compared to a deduction of $241 thousand for 2001. Income from a hog grow-out joint venture with another regional cooperative was $1.1 million in 2002 as compared to $2.1 million in 2001 due to a decrease in hog market prices. This reduction was more than offset by gains on sales of assets of approximately $1.4 million in fiscal 2002 as compared to losses of $2.7 million in 2001.

  The combined federal and state effective tax rate for 2002 was 32% compared to 29% in 2001. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits, dividends received deductions and deductible nonqualified equity redemptions. See Note 7 of Notes to Consolidated Financial Statements.

   In June 2002, the Association adopted a plan to withdraw from and discontinue participation in the pecan processing and marketing partnership within the 2003 fiscal year. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements.

                             Financial Condition

Liquidity and Capital Resources

   The Association's liquidity is dependent upon funds from operations and external sources of financing. At July 1, 2001, the principal source of external financing was a $240 million Senior Secured Credit Facility with a group of financial institutions that included a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The Association also had $41.1 million term loans with an agricultural bank and $55 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

   On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility were essentially unchanged. At June 29, 2002, the Association had unused loan commitments of $94 million. See
Note 4 of Notes to Consolidated Financial Statements.

   On September 6, 2002, the Company received $205 million in commitments to refinance and extend the Senior Secured Credit facilities that will include a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility will range from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial condition. Other terms and conditions will be essentially unchanged.

   Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 29, 2002, the Association was in compliance with all applicable loan covenants. See Note 4 of Notes to Consolidated Financial Statements.

   In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States. In order to complete the transaction, the Association committed to purchase from Southern States, subject to certain terms and conditions, up to $100 million principal amount of capital trust and preferred securities if Southern States was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of capital trust and preferred securities as required under the commitment. The securities carry a current weighted average dividend rate of 8.5%. Gold Kist is permitted to sell the securities, which are classified as noncurrent investments in the accompanying consolidated balance sheets, pursuant to applicable securities regulations. See Note 10(a) of Notes to Consolidated Financial Statements.

   In 2000, the operating activities of continuing operations used $7.8 million in cash as a result of the net operating loss caused by the depressed poultry market conditions. Net cash used in investing activities included the purchase of the Southern States securities for $98.6 million and the repurchase of accounts and crop notes receivable from Southern States for a net amount of $20.5 million. In addition, cash was used to pay for capital expenditures of $29.9 million and to pay patronage refunds and net equity redemptions of $5.8 million. Existing cash balances and increases in short and long-term borrowings were used to fund these expenditures.

   In  2001,  cash  provided by operating activities  was  $71.9  million,  a
significant   improvement  from  2000.   Operating  cash  flow  provided   by
depreciation and amortization expense and reductions in current assets was partially offset by the noncash gain from the curtailment of the post retirement medical plan and related pension plan settlements, and the equity in the undistributed earnings of Golden Peanut Company. The net cash flows from operating activities, along with additional net long-term borrowings, was used to repay the single installment senior note of $20 million and short-term borrowings, which included maturing Subordinated Certificates, and to pay for capital expenditures of $33.5 million and net equity redemptions of $5.9 million.

   In 2002, cash provided from operating activities was $68 million as compared to $71.9 million in 2001. The cash flow from operating activities in fiscal 2002, along with the cash provided from the sale of investments of $90.9 million, was used to repay short-term and long-term borrowings, which included the equity swap loan agreement, the revolving line of credit and maturing Subordinated Certificates. Capital expenditures of $38.9 million and net equity redemptions of $4.4 million were also paid through the cash provided by operating and investing activities.

   Working capital and patrons' and other equity were $160 million and $283.2 million, respectively, at June 29, 2002 as compared to $121.1 million and $272.6 million, respectively, at June 30, 2001. The increase in working capital reflected the increase in inventories and other current assets, and the repayment of short-term borrowings from cash provided from operations and the sale of investments. The increase in patrons' equity reflected the improvement in net margins for fiscal 2002, net of equity redemptions.

   The Association plans capital expenditures approximating $55 million in 2003 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2003 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2003, management expects cash expenditures to approximate $6.7 million for equity redemptions and cash patronage refunds. In addition, the Association has committed a $10 million capital contribution to the Young Pecan Company partnership subject to completion of refinancing that relieves Gold Kist of its loan guarantee commitment. Lease commitments, debt payments and loan guarantees are discussed in Notes 4, 5 and 11 of Notes to Consolidated Financial Statements.

   In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at June 29, 2002 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2003, to fund the repayment of outstanding Subordinated Certificates as they mature and to meet the above 2003 obligations.

Critical Accounting Policies

  The preparation of the Company's Consolidated Financial Statements requires the use of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal years presented. The following is a summary of certain accounting policies considered to be critical by the Company. Other significant accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements.

   Valuation of Investments - The Company has an investment in the preferred and capital trust securities of Southern States Cooperative, Inc. (SSC). The Company has accounted for the capital trust securities as "available for sale" securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS
115). The capital trust securities are reflected at an approximate fair value based on estimated interest rates for similar securities. As a result, changes in interest rates or credit worthiness of SSC would impact the approximate fair value. The preferred stock is an equity security that does not have a readily determinable market value and is carried at cost in accordance with the "Audit and Accounting Guide for Agricultural Cooperatives" issued by the American Institute of Certified Public Accountants.

   As interest rates and market conditions change, the carrying values of the securities could be reduced. Also, the proceeds from any future sale of these securities could differ from these estimates. These events could have a material impact on results of operations and financial position of the Company.

   Allowance for Doubtful Accounts - The Company's management estimates the allowance for doubtful accounts based on an analysis of the status of individual accounts. Factors such as current overall economic and industry conditions, historical customer performance and current financial condition, collateral position and delinquency trends are used in evaluating the adequacy of the allowance for doubtful accounts. Changes in the economy, industry and specific customer conditions may require adjustment to the allowance amount recorded by the Company.

   Accrued Self Insurance Costs - The Company is self-insured for certain losses related to property, fleet, product and general liability, worker's compensation and employee medical benefits. Stop loss coverage is maintained with third party insurers to limit the total exposure to the Company. Estimates of the ultimate cost of claims incurred as of the balance sheet date are accrued based on historical data and estimated future costs. While the Company believes these estimates are reasonable based on the information available, actual costs could differ and materially impact the results of operations and financial position.

   Discontinued Operations - During June 2002, the Company adopted a plan to dispose of its investment in a pecan processing and marketing partnership. Under the Accounting Principles Board's Opinion No. 30, the Company is required to estimate and accrue operating losses during the phase-out period, as well as any estimated loss upon final withdrawal from the partnership. As of June 29, 2002, the Company did not accrue any losses during the phase-out period or upon withdrawal, as management estimates that no further losses will be incurred in future periods. If conditions change from these estimates, there could be a material impact on results of operations and financial position.

   Employee Benefits - The Company incurs various employment-related benefit costs with respect to qualified and nonqualified pensions, deferred compensation plans and postretirement health care. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover, mortality rates and healthcare cost trends. The Company utilizes third party actuarial firms to assist management in determining these assumptions. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

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

   Among the factors that may affect the operating results of the Association are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins;
(iv) effectiveness of sales and marketing programs; (v) risks associated with leverage, including refinancing and cost increases due to rising interest rates; (vi) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (vii) access to foreign markets together with foreign economic conditions; and
(viii) changes in general economic conditions.

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

Future Accounting Requirements

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143 on Accounting for Asset Retirement Obligations and SFAS No. 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. These statements will be effective for the Company's fiscal year beginning June 30, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.

   The FASB has also issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These statements will be effective for the Company's fiscal year beginning June 29, 2003. The Company does not anticipate that these statements will have a material impact on the Company's consolidated financial statements.

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

Commodities Risk

  The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At June 30, 2001 and June 29, 2002, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Interest Rate Risk

   The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). See Note 4 of Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data.


                             INDEX

FINANCIAL STATEMENTS:                                      Page

 GOLD KIST INC.
 CONSOLIDATED FINANCIAL STATEMENTS:
 Independent Auditors' Reports                              17
 Consolidated Balance Sheets as of June 30, 2001 and
   June 29, 2002                                            19
 Consolidated Statements of Operations for the years
   ended July 1, 2000, June 30, 2001 and June 29, 2002      20
 Consolidated Statements of Patrons' and Other Equity
   and Comprehensive Income (Loss) for the years
   ended July 1, 2000, June 30, 2001 and June 29, 2002      21
 Consolidated Statements of Cash Flows for the years
   ended July 1, 2000, June 30, 2001 and June 29, 2002      22
 Notes to Consolidated Financial Statements                 23

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

 FINANCIAL STATEMENT SCHEDULE:
 Valuation Reserves and Qualifying Accounts for the
   years ended July 1, 2000, June 30, 2001 and
   June 29, 2002                                            42




                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 30, 2001 and June 29, 2002, and the related consolidated statements of operations, patrons' and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 29, 2002, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries, an investment accounted for using the equity method of accounting, as described in Note 10(c) to the consolidated financial statements, as of June 30, 2001 and for each of the years in the two-year period ended June 30, 2001. The consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, LLC and Subsidiaries as of June 30, 2001 and for each of the years in the two-year period ended June 30, 2001, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 30, 2001 and June 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Atlanta, Georgia
September 6, 2002


                          REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Golden Peanut Company, LLC

    We have audited the accompanying consolidated balance sheet of Golden Peanut Company, LLC and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, members' equity, and cash flows for each of the two years in the period ended June 30, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Peanut Company, LLC and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP


Atlanta, Georgia
August 31, 2001, except
for the fourth paragraph
of Note 11, as to which
the date is September 17, 2001


                               GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Amounts in Thousands)

                                                June 30, 2001  June 29, 2002
                             ASSETS
Current assets:
 Cash and cash equivalents                         $  11,339        8,997
 Receivables, principally trade, less
  allowance for doubtful accounts of
  $2,449 in 2001 and $1,194 in 2002                  106,997      110,470
 Inventories (note 2)                                175,054      191,130
 Deferred income taxes                                18,177       18,285
 Investments (note 10)                                72,002            -
 Other current assets                                 12,735       22,587
  Total current assets                               396,304      351,469
Investments (notes 1(f) and 10)                      121,612       91,311
Property, plant and equipment, net
 (note 3)                                            230,167      229,476
Prepaid pension costs                                 43,110       43,419
Other assets                                          78,863       73,854
                                                    $870,056      789,529


                     LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of
  long-term debt (note 4):
  Short-term borrowings                             $ 98,220       10,000
  Current maturities of long-term debt                22,913       15,626
                                                     121,133       25,626
 Accounts payable                                     72,898       69,275
 Accrued compensation and related
  expenses                                            32,159       30,048
 Interest left on deposit (note 4)                    11,900        9,773
 Other current liabilities                            37,127       38,407
 Net liabilities - discontinued
  operations (note 11)                                     -       18,381
  Total current liabilities                          275,217      191,510
Long-term debt, less current maturities
 (note 4)                                            266,285      250,644
Accrued postretirement benefit costs
 (note 8(b))                                          32,143       29,628
Other liabilities                                     23,861       34,586
  Total liabilities                                  597,506      506,368
Patrons' and other equity (note 6):
 Common stock, $1.00 par value - Authorized
  500 shares; issued and outstanding 29 in
  2001 and 18 in 2002                                     29           18
 Patronage reserves                                  189,278      195,620
 Accumulated other comprehensive income (loss)        15,450       (2,169)
 Retained earnings                                    67,793       89,692
  Total patrons' and other equity                    272,550      283,161
Commitments and contingencies (notes 4, 5, 6,
 8, 9 and 11)
                                                    $870,056      789,529


        See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)


                                                  Years Ended
                                   July 1, 2000  June 30, 2001 June 29, 2002
Net sales volume                    $1,770,453     1,810,755      1,863,828
Cost of sales                        1,709,183     1,690,437      1,706,582
  Gross margins                         61,270       120,318        157,246
Distribution, administrative
  and general expenses                  82,297        88,507         87,486
Benefit plans curtailment and
  settlements gain (note 8(b))               -        33,727              -
  Net operating margins (loss)         (21,027)       65,538         69,760
Other income (deductions):
  Interest and dividend
    income (note 10(a))                  8,262        11,328          9,426
  Interest expense (note 4)            (30,425)      (39,996)       (27,962)
  Gain on sale of marketable
    equity security and other
    investments (note 10(b))                 -             -         15,578
  Equity in earnings (loss) of
    affiliate (note 10(c))              (4,393)       10,048              -
  Miscellaneous, net
    (note 10(b))                        (1,272)         (241)         2,882
       Total other deductions          (27,828)      (18,861)           (76)
  Margins (loss) from
    continuing operations
    before income taxes                (48,855)       46,677         69,684
Income tax expense (benefit)-
  (note 7)                             (22,352)       13,397         22,055
  Margins (loss) from
    continuing operations              (26,503)       33,280         47,629
Discontinued operations (note 11):
  Gain (loss) from operations of
    discontinued joint venture
    partnership (less applicable
    income tax expense (benefit)
    of $198 thousand, $(126)
    thousand and $(7.3) million
    for July 1, 2000, June 30,
    2001 and June 29, 2002,
    respectively)                          417          (214)       (13,543)
  Net margins (loss)                $  (26,086)       33,066         34,086




        See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
             CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                       AND COMPREHENSIVE INCOME (LOSS)
       For the Years Ended July 1, 2000, June 30, 2001 and June 29, 2002
                            (Amounts in Thousands)

                                          Accumulated other
                                     comprehensive income (loss)
                                        Unrealized
                                      gain (loss) on  Pension
                    Common  Patronage   marketable    liability   Retained
                     Stock  reserves  equity security adjustment  earnings  Total
June 26, 1999         31    204,080      19,015         (345)     56,586   279,367
 Comprehensive loss:
  Net loss for 2000    -          -           -            -     (26,086)  (26,086)
  Change in value
   of marketable
   equity security,
   net of tax
   (note 10(b))        -          -     (10,268)           -           -   (10,268)
  Additional minimum
   pension liability   -          -           -         (237)          -      (237)
 Total comprehensive
  loss                                                                     (36,591)
 Redemptions and
  other changes       (1)    (6,560)          -            -       3,275    (3,286)
July 1, 2000          30    197,520       8,747         (582)     33,775   239,490
 Comprehensive
  income:
  Net margins for
   2001                -          -           -            -      33,066    33,066
  Change in value
   of marketable
   equity security,
   net of tax
   (note 10(b))        -          -       8,812            -           -     8,812
  Additional minimum
   pension liability   -          -           -       (1,527)          -    (1,527)
 Total comprehensive
  income                                                                    40,351
 Redemptions and other
  changes             (1)    (8,242)          -            -         952    (7,291)
June 30, 2001         29    189,278      17,559       (2,109)     67,793   272,550
 Comprehensive income:
  Net margins for
   2002                -     14,248           -            -      19,838    34,086
  Change in value of
   Marketable equity
   security, net of
   tax (note 10(b))    -          -       7,920            -           -     7,920
  Reclassification
   adjustment, gain
   on sale of
   marketable equity
   security, net of
   tax (note 10(b))    -          -     (25,479)           -           -   (25,479)
  Additional minimum
   Pension liability   -          -           -          (60)          -       (60)
 Total comprehensive
  income                                                                    16,467
 Cash portion of
  nonqualified
  patronage refund     -     (1,656)          -            -           -    (1,656)
 Redemptions and
  other changes      (11)    (6,250)          -            -       2,061    (4,200)
June 29, 2002       $ 18    195,620           -       (2,169)     89,692   283,161



     See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in Thousands)
                                                 Years Ended
                                  July 1, 2000  June 30, 2001 June 29, 2002
Cash flows from operating
  activities:
 Margins (loss) from continuing
  operations                       $ (26,503)        33,280       47,629
 Non-cash items included in
  margins (loss) from continuing
  operations:
  Depreciation and amortization       43,312         42,747       39,071
  Post retirement benefit plan
   curtailment gain                        -        (33,727)           -
  Gain on sale of marketable
   equity security and other
   investments                          (406)             -      (15,578)
  Equity in (earnings) loss of
   partnership                         4,393        (10,048)           -
  Deferred income tax expense
  (benefit)                          (18,431)        13,929       14,013
  Other                                3,876            913        5,632
 Changes in operating assets and
  liabilities:
  Receivables                          2,362           (299)      (3,473)
  Inventories                           (262)         8,007      (16,076)
  Other current assets                 1,069          6,715        6,392
  Accounts payable, accrued and
   other expenses                    (17,241)        10,423       (9,610)
Net cash provided by (used in)
 operating activities of
 continuing operations                (7,831)        71,940       68,000
Cash flows from investing
 activities:
 Acquisitions of investments         (98,605)          (818)        (671)
 Acquisitions of property, plant
  and equipment                      (29,874)       (33,495)     (38,899)
 Proceeds from disposal of
  investments                          3,429              8       90,891
 Other                                (2,592)         1,523       (6,092)
Net cash provided by (used in)
 investing activities of
 continuing operations              (127,642)       (32,782)      45,229
Net cash provided by (used in)
 investing activities of
 discontinued operations:
  Repurchase of accounts and crop
   notes receivable, net             (20,538)             -            -
  Other                                3,554              -            -
Net cash provided by (used in)
 investing activities               (144,626)       (32,782)      45,229
Cash flows from financing
 activities:
 Short-term borrowings, net           63,770        (33,730)     (88,220)
 Proceeds from long-term debt        100,000        140,000       95,000
 Principal payments of long-term
  debt                               (17,667)      (136,868)    (117,928)
 Patronage refunds and other
  equity paid in cash                 (5,785)        (5,892)      (4,423)
Net cash provided by (used in)
 financing activities.               140,318        (36,490)    (115,571)
Net change in cash and cash
 equivalents                         (12,139)         2,668       (2,342)
Cash and cash equivalents at
 beginning of year                    20,810          8,671       11,339
Cash and cash equivalents at end
 of year                           $   8,671         11,339        8,997
Supplemental disclosure of cash
 flow data:
 Cash paid (received) during the
  years for:
  Interest (net of amounts
   capitalized)                    $  29,738         39,538       31,125
  Income taxes                     $   2,940         (6,042)       7,831


        See accompanying notes to consolidated financial statements.

                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                July 1, 2000, June 30, 2001 and June 29, 2002
                        (Dollar Amounts in Thousands)

(1)  Summary of Significant Accounting Policies

   Gold Kist Inc. is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist Inc. operates fully integrated broiler production, processing and marketing operations, as well as pork production facilities. These operations provide marketing and purchasing services to approximately 2,500 breeder, broiler and pork member/producers.

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

          Certain reclassifications have been made in fiscal 2000 and 2001 to conform to the presentation in fiscal 2002.

  (b)  Cash and Cash Equivalents

          Gold Kist's policy is to invest cash in excess of operating requirements in highly liquid interest bearing debt instruments, which include commercial paper and reverse repurchase agreements or money market funds that invest in such securities. These investments are stated at cost, which approximates market. For purposes of the consolidated statements of cash flows, Gold Kist considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

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

          Effective July 2, 2000, the Association adopted Statement of Financial Accounting Standards (SFAS) 133 as amended by SFAS 138. The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives include agricultural related forward purchase contracts, futures and options transactions. The Company's futures transactions have historically been designated as hedges and options transactions have been marked to market. Effective in the first quarter of fiscal 2001, changes in the fair value of these derivatives, except for forward purchase contracts on which the Company takes physical delivery, have been recorded through earnings. The effect of the adoption of the new Statements was immaterial.

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

  (e)  Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

     Land improvements 5-10 Years  Office furniture and equipment 3-10 Years
     Buildings        10-25 Years  Automotive equipment           3- 5 Years
                                   Machinery and equipment        5-10 Years

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

          Gold Kist applies the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Company had previously classified its marketable equity security, which was sold in December 2001, as "available-for-sale" (see Note 10(b)). Accumulated other comprehensive income - unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying consolidated financial statements, net of deferred income taxes.

          Gold Kist's investment in Golden Peanut Company was accounted for using the equity method. On August 30, 2001, Gold Kist liquidated its investment in Golden Peanut Company at its carrying value (see note 10(c)).

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

  (h)  Fair Value of Financial Instruments

           Gold Kist's financial instruments include cash and cash equivalents, receivables and accounts payable and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables and accounts payable and accrued expenses, interest left on deposit, certain short-term debt, which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. All financial instruments are considered to have an estimated fair value, which approximates carrying value at June 30, 2001 and June 29, 2002 unless otherwise specified (see notes 1(f) and 4).

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

  (j)  Comprehensive Income (Loss)

           In  1999,  Gold  Kist  adopted SFAS 130, "Reporting  Comprehensive
     Income." SFAS 130 establishes rules for reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net margins (loss), unrealized gains and losses on a marketable equity security and pension liability adjustments, net of tax, and is presented in the consolidated statements of patrons' and other equity and comprehensive income (loss). The adoption of SFAS 130 had no impact on total patrons' equity.

  (k)  Goodwill

           In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 on Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized; instead it will be periodically tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption was permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements had not been issued.

           Effective July 1, 2001, the Association adopted SFAS No. 142. Approximately $20 million of goodwill is included in other assets in the accompanying consolidated balance sheets at June 30, 2001 and June 29, 2002. The Association has determined that the fair value of its assets in the Poultry reporting unit exceeded their carrying value, including the goodwill. Goodwill amortization expense of $1.2 million is included in distribution, administrative and general expenses in the accompanying consolidated statements of operations for the years ended July 1, 2000 and June 30, 2001, respectively, with the same impact on net margins
     (loss).



                                  GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)


  (l)  Fiscal Year

          Gold  Kist  employs  a  52/53-week fiscal year.   The  consolidated
     financial statements for 2000, 2001 and 2002 reflect 53 weeks, 52 weeks and 52 weeks, respectively. Fiscal 2003 will be a 52-week year.

  (m)  Use of Estimates

          Management of Gold Kist has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

(2)  Inventories

  Inventories are summarized as follows:

                                       2001       2002

          Live poultry and hogs      $ 90,065    91,457
          Marketable products          53,729    66,533
          Raw materials and supplies   31,260    33,140
                                     $175,054   191,130

(3)  Property, Plant and Equipment

  Property, plant and equipment is summarized as follows:

                                       2001       2002

          Land and land improvements $ 32,140    31,372
          Buildings                   202,083   202,285
          Machinery and equipment     399,791   423,348
          Construction in progress      3,314     5,269
                                      637,328   662,274
          Less accumulated
            depreciation              407,161   432,798
                                     $230,167   229,476

(4)  Notes Payable and Long-Term Debt

   Short-term borrowings at June 30, 2001 included $55.2 million under a rolling four-month secured agreement with a commercial bank entered into in April 1998. The commercial bank held a marketable equity security owned by Gold Kist as collateral (see note 10(b)). The Company was required to maintain funds with the bank to account for volatility in the market price of the security held as collateral. Interest on the borrowings was at one-month London Interbank Offered Rate (LIBOR) plus .75% per annum. The Company earned interest on the collateral funds at rates that approximated the federal funds rate. The marketable equity security was sold in December 2001 and the loan was repaid.


                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

   The Company's long-term debt includes the Series B Senior Exchange Notes and the Series C Senior Exchange Notes with an insurance company. The interest rates on these notes are adjusted quarterly in accordance with the Company's financial condition. As of June 29, 2002, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 9.0% and 9.25%, respectively. As of June 30, 2001, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 11.25% and 11.5%, respectively.

   At July 1, 2001, the Company's loan agreements included a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities range from 2.25% to 3% over LIBOR, adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan is fixed at 10.57%. The Association's senior notes, senior secured credit facilities and term loans with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

   On October 23, 2001, the Association refinanced its Senior Secured Credit Facility, replacing the aforementioned $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility were essentially unchanged.

   On September 6, 2002, the Company received $205 million in commitments to refinance and extend the Senior Secured Credit facilities that will include a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility will range from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial conditions. Other terms and conditions will be essentially unchanged.

   As of June 29, 2002 and June 30, 2001, the amounts outstanding under the 364-day line of credit were $10 million and $43 million, respectively, with weighted average interest rates of 4.09% and 6.8%, respectively.

   Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates.

  Long-term debt is summarized as follows:

                                                           2001        2002
    Series B senior exchange notes, due in annual
     installments of $2,727 beginning in February
     2002 with interest payable quarterly                 $ 30,000    27,273
    Series C senior exchange notes, due in annual
     installments of $2,273 beginning in May
     2002 with interest payable quarterly                   25,000    22,727
    Senior secured note payable with an insurance
     company due in November 2005 with interest payable
     quarterly at a fixed rate of 10.57%                    45,000    45,000
    Term loan agreements with financial institutions,
     due in November 2005     (weighted average rate of
     7% at June 30, 2001 and 4.09% at June 29, 2002)        95,000    95,000
    Term loan agreements with agricultural credit bank,
     due in semi-annual installments of $1,785 with
     interest payable quarterly (weighted average
     interest rate of 9.7% at June 30, 2001 and 8.46% at
     June 29, 2002)                                         41,075    37,505
    Subordinated capital certificates of interest
     with original fixed maturities ranging from
     three to fifteen years, unsecured (weighted
     average interest rate of 7.9% at June 30, 2001 and
     June 29, 2002)                                         42,272    30,513
    Tax exempt industrial revenue bonds with varying
     interest rates, due in quarterly and annual
     installments through 2016                               9,550     7,500
    Pro rata share of mortgage loan, at 8.47% interest,
     due in monthly installments to June 30, 2004,
     secured by a building                                   1,069       752
    Other                                                     232          -
                                                           289,198   266,270
    Less current maturities                                 22,913    15,626
                                                          $266,285   250,644

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

   The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 29, 2002, the Association was in compliance with all loan covenants.

   Annual required principal repayments on long-term debt, based on the September 6, 2002 loan commitments, for the five years subsequent to June 29, 2002 are as follows:

       Year:
       2003                                              $ 15,626
       2004                                                14,011
       2005                                                10,515
       2006                                               149,608
       2007                                                10,324

   Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the Series B and Series C senior exchange notes at June 30, 2001 and June 29, 2002 was approximately $56.8 million and $48.2 million, respectively. The estimated fair value of the term loans with the agricultural credit bank at June 30, 2001 and June 29, 2002 was approximately $39.7 million and $35.1 million, respectively, and the estimated fair value of the senior secured note with an insurance company was $46.7 million at June 30, 2001 and June 29, 2002.

(5)  Leases

   Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for 2000, 2001and 2002 was $16.3 million, $19.3 million and $24.2 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 2002 are as follows:

       Year:
       2003                                              $ 15,298
       2004                                                12,235
       2005                                                 9,500
       2006                                                 7,067
       2007                                                 4,984
       Thereafter                                          4,973
                                                         $ 54,057

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


                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

(7) Income Taxes

  Total income tax expense (benefit) was allocated as follows:

                                                  2000      2001      2002

  Margins (loss) from continuing operations     $(22,352)  13,397    22,055
  Discontinued operations                            198     (126)   (7,292)
  Patrons' and other equity - accumulated
    comprehensive income:
    Unrealized gain on marketable equity
     security                                     (5,529)   4,745         -
    Pension liability adjustment                    (141)    (910)      (36)
                                                $(27,824)  17,106    14,727

   The  provisions  for  income tax expense (benefit),  principally  Federal,
related  to  margins  (loss)  from  continuing  operations  consist  of   the
following:

                                                  2000       2001     2002
  Current expense (benefit)                    $  (3,921)     (532)   8,042
  Deferred expense (benefit)                     (18,431)   13,929   14,013
                                               $ (22,352)   13,397   22,055

   Gold Kist's combined federal and state effective tax rate from operations for 2000, 2001 and 2002 was (46)%, 29% and 32%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 2000, 2001 and 2002 to margins (loss) from continuing operations before income taxes for the applicable year follows:

                                                  2000       2001     2002
  Computed expected income tax expense
    (benefit)                                   $(17,099)   16,337   24,389
  Increase (decrease) in income tax
    expense (benefit) resulting from:
    Cash portion of nonqualified patronage
     refund                                             -        -     (580)
    Effect of state income taxes, net of
     Federal benefit                              (2,638)      783      146
    Dividends received deduction                    (711)   (2,026)    (505)
    Nonqualified equity redemptions               (1,187)   (1,582)  (1,222)
    Employment credits                              (208)     (195)    (287)
    Other, net                                      (509)       80      114
                                                $(22,352)   13,397   22,055

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and June 29, 2002 are as follows:

                                                     2001       2002
  Deferred tax assets:
    Postretirement benefits                          $13,121     12,081
    Federal tax operating loss carryforward            7,799          -
    Insurance accruals                                11,074      9,474
    Federal alternative minimum tax carryforward       2,466      2,462
    Allowance for doubtful accounts                    1,506        640
    State tax operating loss carryforwards             3,774      3,525
    Equity in partnerships                             1,544      6,186
    Investment reserve                                 8,926      6,412
    Other assets                                       3,708      4,599
    Other                                              2,258      2,285
     Total gross deferred tax assets                  56,176     47,664
    Less valuation allowance                            (390)      (399)
     Total net deferred tax assets                    55,786     47,265

  Deferred tax liabilities:
    Unrealized gain on marketable equity security    (10,710)         -
    Accelerated depreciation                          (5,655)    (6,257)
    Deferred compensation                             (8,557)   (10,715)
     Total deferred tax liabilities                  (24,922)   (16,972)
     Net deferred tax assets                        $ 30,864     30,293

   The net change in the total valuation allowance for the years ended 2000, 2001 and 2002 was a decrease of $223, $7 and an increase of $9, respectively. The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

   At June 29, 2002, Gold Kist has an alternative minimum tax credit carryforward for federal income tax purposes of $2.5 million, which is available to offset future federal income taxes, if any.

 (8) Employee Benefits

  (a)  Pension Plan

           Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees and directors (participants). The plan provisions covering the salaried participants provide pension benefits that are based on the employees' compensation during the years before retirement or other termination of employment. The plan provisions covering the hourly participants provide pension benefits that are based on years of service. Gold Kist's funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and United States Government and Agency obligations.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

  (b)  Medical and Life Insurance Plans

          Effective January 1, 2001, the Association substantially curtailed its postretirement medical benefit plan. Postretirement medical coverage will only be available to existing retirees and active employees, who as of that date, were 62 years of age or older and had 15 or more years of service. A net gain from the curtailment of $29.5 million is reflected in the accompanying 2001 consolidated statement of operations with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at June 30, 2001.

   The following table sets forth the plans' change in benefit obligation, change in plan assets and economic assumptions for the years ended June 30, 2001 and June 29, 2002.

                                                           Medical & Life
                                   Pension Benefits      Insurance Benefits
                                   2001         2002      2001         2002
Change in benefit obligation
Benefit obligation at beginning
  of year                        $130,404      136,007    73,071      24,899
Service cost                        4,691        5,154     2,883         134
Interest cost                       9,956        9,679     4,603       1,785
Actuarial (gains) and losses       11,118        4,218     8,624      18,333
Benefits paid (other than
  settlements)                     (4,590)     (11,860)   (3,416)     (3,312)
Plan amendments                         -          (57)  (20,278)          -
Settlements and curtailment        (15,572)     (3,969)  (40,588)          -
Benefit obligation at end of year  136,007     139,172    24,899      41,839

Change in plan assets
Fair value of plan assets at
  beginning of year                180,482     147,064         -           -
Actual return on plan assets       (14,205)      5,089         -           -
Contributions by employer             949        4,623     3,416       3,312
Benefits paid (other than
  settlements)                     (4,590)     (11,860)   (3,416)     (3,312)
Settlements                        (15,572)     (3,969)        -           -
Fair value of plan assets at end
  of year                          147,064     140,947         -           -

Funded status                      11,057        1,775   (24,899)    (41,839)
Unrecognized transition (asset)/
  obligation                       (2,032)      (1,136)        -           -
Unrecognized prior service cost    14,094       12,037   (19,503)    (17,704)
Unrecognized actuarial (gain)/loss 11,028       23,741     7,866      25,861
Contributions after the
  measurement date                    242          176       879         811
Net amount recognized            $ 34,389       36,593   (35,657)    (32,871)

Prepaid benefit cost             $ 43,110       43,419         -           -
Accrued benefit liability         (12,905)     (10,287)  (35,657)    (32,871)
Intangible asset                      818            -         -           -
Accumulated other comprehensive
  Loss                              3,366        3,461         -           -
Net amount recognized              34,389       36,593   (35,657)    (32,871)
  Less current portion                                     3,514       3,243
                                                       $ (32,143)    (29,628)
Weighted-average assumptions as
  of year-end
Discount rate                        7.50%        7.50%     7.50%       7.50%
Expected return on plan assets       9.50         9.50         -           -
Rate of compensation increase        5.02         5.01         -           -

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 30, 2001 was 10%, declining ratably to 5% by the year 2011 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 29, 2002 was 10%, declining ratably to 5% by the year 2012 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of June 29, 2002 by $2,604. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of June 29, 2002 by $2,294.

                                                           Medical & Life
                                Pension Benefits         Insurance Benefits
                             2000     2001     2002     2000   2001    2002
Components of net periodic
  benefit cost (income):
Service cost                $ 4,072   4,691    5,154    3,539   2,883    134
Interest cost                 8,914   9,956    9,679    4,679   4,603  1,785
Estimated return on plan
  Assets                    (13,899)(15,124) (15,002)       -       -      -
Net amortization                433   1,077    1,421      243    (136)(1,461)
                               (480)    600    1,252    8,461   7,350    458
Settlements and curtailment       -  (4,273)   1,100        - (29,454)     -
Net periodic benefit cost
  (income) after
  settlements and
  curtailment               $  (480) (3,673)   2,352    8,461 (22,104)   458

  A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components as of June 29, 2002 by $80. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components as of June 29, 2002 by $69.

(9) Contingent Liabilities

   In August 1999, the State Court of Fulton County, Georgia entered a $22 million judgment against Golden Peanut Company (Golden Peanut) and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist held a forty percent interest in Golden Peanut at the time of the events which resulted in the lawsuit. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial. In April 2002, the Georgia Supreme Court affirmed this decision. In July 2002, Golden Peanut filed a petition for certiorari in the United States Supreme Court, asking the Court to reverse the trial court judgment outright and thus eliminate the need for a second trial. If this petition is denied, the parties' re-trial is tentatively scheduled to begin in November 2002. Gold Kist is contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its forty percent share of any costs related to this litigation.

  Gold Kist is a party to various other legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist, or are not material in amount.

 (10)  Investments

  (a)  Capital Trust and Preferred Securities

          In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities carried a combined weighted average interest/dividend rate of 8.5% and 8.3% at June 29, 2002 and June 30, 2001, respectively. No dividends were paid on the cumulative preferred securities for the third and fourth quarters of fiscal 2002. Gold Kist is permitted to sell the securities pursuant to applicable securities regulations. The securities are classified as noncurrent investments in the accompanying consolidated balance sheets at a carrying value of $81.4 million at June 29, 2002 and
      June 30, 2001.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)

  (b)  Marketable Equity Security

          At July 1, 2000, the Association's marketable equity security was carried at its fair value of $34.2 million, which represents a gross unrealized gain of $13.5 million. The 2000 gross unrealized gain, net of deferred income taxes of $4.7 million, has been reflected as a separate component of patrons' and other equity. At June 30, 2001, the Association's marketable equity security was carried at its fair value of $47.8 million, which represents a gross unrealized gain of $27 million, and has been reflected as a separate component of patrons' and other equity. During the quarter ended December 29, 2001, the Association sold its marketable equity security, its investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $64.6 million and a gain before income taxes of $15.6 million.

         Dividends of $690 thousand, $723 thousand and $375 thousand are included in interest and dividend income for the years ended July 1, 2000, June 30, 2001 and June 29, 2002, respectively.

  (c)  Golden Peanut Company

          Gold Kist had a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in Golden Peanut amounted to $24.2 million at June 30, 2001. In 2000, Gold Kist received a distribution of $2.3 million from Golden Peanut.

     Summarized financial information of Golden Peanut is shown below:

              Condensed Consolidated Balance Sheet

                                                                     2001
     Current assets                                                $281,796
     Property, plant and equipment, net and other
       noncurrent assets                                             64,360
       Total assets                                                $346,156
     Current liabilities                                           $224,488
     Accrued postretirement benefits other than pensions              9,594
     Other noncurrent liabilities                                    16,538
     Members' equity                                                 95,536
       Total liabilities and members' equity                       $346,156

               Condensed Consolidated Statements of Operations

                                                          2000        2001
     Net sales and other operating income              $ 468,372    575,662
     Costs and expenses                                  478,059    546,414
       Net earnings (loss)                             $  (9,687)    29,248

          Gold   Kist   received  procurement  commissions,  royalties   and
     administrative service fees of $.8 million and $.9 million in 2000 and 2001, respectively.

          On August 30, 2001, Gold Kist withdrew as a member of Golden Peanut and liquidated the investment at its carrying value of $24.2 million as of June 30, 2001.

(11) Discontinued Operations - Pecan Processing and Marketing Partnership

     Gold Kist holds a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. The partners adopted a restructuring agreement in January 2002 that gave Gold Kist effective control of the partnership. As a result, Gold Kist began consolidating the partnership.

                               GOLD KIST INC.
            Notes to Consolidated Financial Statements, Continued
                        (Dollar Amounts in Thousands)


        Gold Kist and the other general partner are each guarantors of up to $60 million under a secured line of credit agreement between the agricultural credit bank and the partnership. At June 29, 2002, the amount outstanding under the facility was $55 million. The line of credit bears interest at the prime rate plus 2%, is secured by pecan inventories, receivables and substantially all of the partnership's property, plant and equipment, and is due on October 31, 2002. At June 29, 2002, the partnership was in compliance or had obtained waivers with respect to all applicable loan covenants.

        Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit Facility. If payments were made under the guarantee, Gold Kist would have a security interest in the inventories, receivables and substantially all of the fixed assets of the partnership.

        Effective in June 2002, Gold Kist adopted a plan to withdraw from the partnership and discontinue its participation in the operations of the affiliate during 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the accompanying consolidated balance sheet and statements of operations and cash flows for 2002. The Company does not expect to incur additional losses during the phase-out period or upon withdrawal.

        Gold Kist's management believes it is the intent of the other general partner to raise additional equity and/or refinance the aforementioned secured line of credit, continue operations and relieve Gold Kist of its guaranty obligation during 2003.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                   Years
                                                        Term     Served as
Name                Age       Office                   Expires   Director
                    (as of
                    8/30/02)
Dan Smalley*             53   Director (District 1)    2002      17

Dorman K. Grace          46   Director (District 2)    2002      6
months

Phil Ogletree, Jr.       69   Director (District 3)    2004      25

Jeffery A. Henderson     42   Director (District 4)    2003      2

Douglas A. Reeves*       61   Director (District 5)    2003      2

W. A. Smith              43   Director (District 6)    2004      4

W. Kenneth Whitehead*    58   Director (District 7)    2002      9

Walter C. Dockery        42   Director (District 8)    2004      1

H. Michael Davis         51   Director (District 9)    2003      8

* Member of Board of Directors Executive Committee. Mr. Smalley serves as Chairman of the Board of Directors, and Mr. Whitehead serves as Vice-Chairman of the Board.

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


The Executive Officers of Gold Kist are:

                                                       Years     Years
                                                       Served    Served
                                                       In that   with
Name                Age       Office                   Office    Gold Kist
                    (as of                             (as of    (as of
                    8/30/02)                           8/30/02)  8/30/02)
John Bekkers        57        President and Chief           1         17
                              Executive Officer
M. A. Stimpert      58        Senior Vice President,        6         19
                              Planning and Administration
Stephen O. West     56        Chief Financial Officer and   4         22
                              Treasurer
J. David Dyson      55        General Counsel, Vice         4         22
                              President and Secretary
Paul G. Brower      63        Vice President                23        23
                              Corporate Relations
Jerry L. Stewart    62        Vice President                21        39
                              Marketing and Sales
Donald W. Mabe      48        Vice President                5         17
                              Operations
Marshall Smitherman 60        Vice President                4         23
                              Purchasing
Allen C. Merritt    56        Vice President, Science       4         30
                              and Technology
Harry T. McDonald   57        Vice President,               2         5
                              Human Resources
Sandra W. Kearney   43        Vice President,               1         1
                              Information Services
W. F. Pohl, Jr.     52        Controller                    20        26

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

                                             Annual compensation

                                                            Other     All
                                                            annual    other
                         Fiscal                            compensa-compensa-
                         Year           Salary    Bonus     tion(1)   tion(2)
                         ended          ($)       ($)       ($)       ($)
John Bekkers             June 29, 2002  $518,365  $170,028  $23,442   $8,883
President and Chief      June 30, 2001   403,750   209,024   15,919    6,537
Executive Officer        July 1, 2000    440,385         0   14,258    9,251

M. A. Stimpert           June 29, 2002  $292,231   $85,014  $12,005   $9,846
Senior Vice President,   June 30, 2001   247,000   104,512    9,287    6,903
Planning & Admin.        July 1, 2000    269,231         0    9,376   10,313

Jerry L. Stewart         June 29, 2002  $246,429   $82,777  $15,127   $9,004
Vice President           June 30, 2001   209,475   104,512   11,426    7,245
Marketing and Sales      July 1, 2000    227,519         0   10,181    9,772

Donald W. Mabe           June 29, 2002  $203,731   $73,925   $9,513   $6,522
Vice President           June 30, 2001   175,500    90,880    6,287    3,697
Operations               July 1, 2000    186,154         0    5,918    6,500

Stephen O. West          June 29, 2002  $200,573   $65,365     $522   $7,979
Chief Financial Officer  June 30, 2001   181,642    79,520      404    5,260
and Treasurer            July 1, 2000    192,696         0      378    8,113

_______________________________
(1)The amounts shown for the fiscal years ended June 30, 2001 and July 1, 2000 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2)The amounts set forth include the following amounts that were contributed by the Association for fiscal years 2002, 2001 and 2000 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan (401K Plan) and the Company's Executive Defined Contribution Plan, both qualified defined contribution plans: Mr. Bekkers
  - $5,100, $2,550 and $5,100, respectively; Mr. Stimpert - $5,642, $2,438 and $5,349, respectively; Mr. Stewart - $4,784, $2,804 and $5,156, respectively; Mr. Mabe - $5,337, $2,511 and $5,318, respectively; and Mr. West - $5,340, $2,510 and $5,277, respectively. In addition, the amounts set forth include for fiscal years 2002, 2001 and 2000, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers: Mr. Bekkers - $3,783, $3,987 and $4,151, respectively; Mr. Stimpert - $4,204, $4,465 and $4,694, respectively; Mr. Stewart - $4,220, $4,441 and $4,616, respectively; Mr. Mabe - $1,185, $1,186 and $1,182, respectively; and Mr. West - $2,639,
  $2,750 and $2,836, respectively. The Association uses the modified premium method in determining the portion of each premium dollar attributable to the named executive officers. The Association will recover the cost of premium payments from the cash value of the policies.

Retirement Plans. The Company maintains a noncontributory pension fund, the Gold Kist Pension Plan, with separate benefit formulas for salaried and hourly employees. The plan covers substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. Effective January 1, 2000, the Company increased retirement income benefits payable to salaried retirees and hourly retirees. The Plan now provides salaried employees a pension benefit after thirty (30) years of credited service at age 65, which, when combined with a portion of the employee's primary Social Security benefit attributable to the employer's contributions, will equal fifty percent (50%) of the employee's average earnings during the period of five years in which the employee had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. For hourly employees who work for Gold Kist until age 65, the Plan provides a monthly pension benefit equal to $11.00 per month for each year of Plan participation payable at age 65. The Plan provides early retirement benefits for salaried and hourly employees after age 55 and contains a death benefit for the surviving spouse of an active employee (who had at least five (5) years credited service or was at least age 55 at the date of death) which equals fifty percent (50%) of the deceased employee's accrued retirement income benefit. Accrued benefits under the Plans vest after the employee attains five (5) years of service or at age 55. Due to the full funding limitation of the Internal Revenue Services, the Association was not permitted to make a tax deductible contribution to the pension plan for the plan year ended December 31, 2001.

Estimated annual benefits payable upon retirement at normal retirement age (65 years) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

               Estimated Annual Benefits For Years of Service Indicated

Remuneration        10 Years  15 Years  20 Years       25 Years  30 Years or More
$ 30,000            $5,000    $7,500    $10,000        $12,500   $15,000
$100,000            16,667    25,000     33,333         41,667    50,000
$150,000            25,000    37,500     50,000         62,500    75,000
$200,000            33,333    50,000     66,666         83,333   100,000

     For years after 2001, the maximum annual amount of compensation that can be used for determining an individual's benefit under a qualified plan is $200,000.

    The plan covers the compensation in the columns entitled "Salary" and "Bonus" and the contribution to the Executive Defined Contribution Plan set forth in the Summary Compensation Table. The credited years of service as of December 31, 2001, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Bekkers (17); Mr. Stimpert (28); Mr. Stewart (30); Mr. Mabe (23); and Mr. West (22).

     A Supplemental Executive Retirement Plan has been adopted by the Association whereby Gold Kist makes supplemental payments to certain employees under a non-qualified deferred compensation plan to make up for any reduction in such employees' retirement income under the Gold Kist salary retirement plan resulting from restrictions placed on qualified retirement plans under Section 415 of the Internal Revenue Code of 1986, as amended, and salary deferrals to the Executive Savings Plan. Such restrictions limit the amount of benefits payable in qualified retirement plans with respect to the percentage of final pay to which such employees would be otherwise entitled
upon retirement.   The following table shows the estimated annual benefits
payable upon retirement at normal retirement age (65) to persons in specified years of service and remuneration classifications, before offset of Social Security benefits and without restriction imposed by the Internal Revenue Code. The amounts shown in the table would be reduced by the amounts payable pursuant to the Gold Kist Retirement Plan for Salaried Employees.



               Estimated Annual Benefits For Years of Service Indicated

Remuneration   10 Years  15 Years  20 Years  25 Years  30 Years or More
$100,000       $16,667   $25,000   $33,333   $41,667   $ 50,000
$150,000        25,000    37,500    50,000    62,500     75,000
$200,000        33,333    50,000    66,667    83,333    100,000
$250,000        41,667    62,500    83,333   104,167    125,000
$350,000        58,333    87,500   116,667   145,833    175,000
$500,000        83,333   125,000   166,667   208,333    250,000
$750,000       125,000   187,500   250,000   312,500    375,500
$850,000       141,667   212,500   283,333   354,167    425,000

     Covered compensation, computation of the average final compensation, and credited years of service for the five executive officers listed in the summary compensation table are the same as that set forth in the foregoing description of the Gold Kist Pension Plan.

     In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 29, 2002: Mr. Bekkers - $276,437; Mr. Stimpert - $197,895; and Mr. Stewart - $179,696.

     Executive Agreements. Mr. Bekkers and Mr. Stimpert have entered into employment agreements with the Association for a term of five years. The agreements provide for continuation of salary and medical benefits and bonus eligibility for the executives for the remaining term of the agreement in the event the executives' employment with the Association is terminated for reasons other than a "for cause" termination or in the event the employee terminates the employment for "good reasons" as defined in the agreements.

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

The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist.
As of June 29, 2002, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

   Director Compensation. The By-Laws of Gold Kist provide that the Directors shall be compensated for their services and reimbursed for their expenses, as determined by the Board of Directors. Currently, the Directors receive no compensation other than an annual retainer paid at the rate of $20,000 per year, with the Chairman receiving $21,500. Directors receive a per diem of $250 with a $500 minimum, plus expenses incurred while traveling to and from and attending meetings of the Board of Directors or other official meetings or conferences. Pursuant to separate agreements, Gold Kist has arranged to provide life insurance benefits to qualifying directors emeriti and to make available health insurance and other medical benefits for Gold Kist directors and directors emeriti as are available to employees of Gold Kist from time to time pursuant to the Association group insurance program.

   Compensation Committee Interlocks and Insider Participation. Directors Dan Smalley, W. Kenneth Whitehead, and Douglas A. Reeves serve as members of the Association's Compensation Committee.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Not Applicable.


Item 13.  Certain Relationships and Related Transactions.

   The Directors of Gold Kist are members of the Association and, during the fiscal year ended June 29, 2002, Directors Smalley, Reeves, Henderson, Grace and Dockery had dealings in the ordinary course of business with Gold Kist as marketing patrons. See Business (and Properties) -- Patronage Refunds.


Item 14.  Controls and Procedures.

   The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Association's disclosure controls and procedures as of September 20, 2002 (the "Evaluation Date") and have concluded that the disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information relating to the Association (including its consolidated subsidiaries) was made known to such officers, particularly during the period in which this report was being prepared. Since the Evaluation Date, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)1.  Index to Consolidated Financial Statements

              Consolidated Financial Statements:

              Independent Auditors' Reports
              Consolidated  Balance  Sheets-June 30, 2001
              and June 29, 2002
              Consolidated Statements of Operations--Years
              Ended July 1, 2000, June 30, 2001 and
              June 29, 2002
              Consolidated Statements of Patrons' and Other
              Equity and Comprehensive Income (Loss)-Years
              Ended July 1, 2000, June 30, 2001 and
              June 29, 2002
              Consolidated Statements of Cash Flows--Years
              Ended July 1, 2000, June 30, 2001 and
              June 29, 2002
              Notes to Consolidated Financial Statements

       (a)2.  Financial Statement Schedules:


              Financial Statement Schedule:

              II. Valuation Reserves and Qualifying Accounts--Years Ended July 1, 2000, June 30, 2001 and June 29, 2002



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


                               GOLD KIST INC.

       Schedule II - Valuation Reserves and Qualifying Accounts

                        (Dollar Amounts in Thousands)

   COLUMN A       COLUMN B           COLUMN C         COLUMN D    COLUMN E
                                     Additions
                  Balance at   Charged to   Charged                Balance
                  Beginning    Cost and     To Other               At End
   Description    Of Period    Expenses     Accounts  Deductions   Of Period
Deducted in the
consolidated
balance sheets
from the asset
to which it
applies:

Allowance for doubtful accounts:

 July 1, 2000       $3,261         2,389          -     1,609 (A)      4,041

 June 30, 2001       4,041           318          -     1,910 (A)      2,449

 June 29, 2002       2,449           581          -     1,836 (A)      1,194


 (A)  Represents accounts written off.


Allowance for deferred tax
 assets valuation:

 July 1, 2000          620             -          -       223 (B)        397

 June 30, 2001         397             -          -         7 (B)        390

 June 29, 2002         390             9          -         - (B)        399


 (B) Represents estimate of net operating loss deductions that are realizable.


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

B-4(e)    Agreement to furnish copies        Registration filed on    Exh 4(h)
          of constituent instruments         Form S-1 (Registration
          defining the rights of the         No. 2-59958)
          holders of certain industrial
          revenue bonds

B-4(f)(1) Multiple Advance Term Loan         Annual Report on Form    Exh B-4(i)(1)
          Supplement with CoBank, ACB        10-K for the Fiscal Year
          dated as of September 1, 1997      ended June 26, 1999

B-4(f)(2) Note Purchase and Private          Registration filed on    Exh 4(j)(9)
          Shelf Agreement, dated             Form S-2 (Registration
          as of February 11, 1997,           No. 333-36291)
          with the Prudential Insurance
          Company of America

B-4(f)(3) Amendment dated May 13, 1997       Registration filed on    Exh 4(j)(10)
          to Note Purchase and Private       Form S-2 (Registration
          Shelf Agreement with the           No. 333-36291)
          Prudential Insurance
          Company of America

B-4(f)(4) Amendment dated September          Annual Report on Form    Exh B-4(i)(7)
          5, 1997 to Note Purchase           10-K for the Fiscal Year
          and Private Shelf                  ended July 1, 2000
          Agreement with the Prudential
          Insurance Company of America

B-4(f)(5) Amendment dated October            Annual Report on Form    Exh B-4(i)(8)
          13, 1998 to Note Purchase          10-K for the Fiscal Year
          and Private Shelf Agreement        ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(f)(6) Amendment dated June 7, 1999       Annual Report on Form    Exh B-4(i)(9)
          to Note Purchase and Private       10-K for the Fiscal Year
          Shelf Agreement with the           ended July 1, 2000
          Prudential Insurance Company
          of America

B-4(f)(7) Amendment dated January            Annual Report on Form    Exh B-4(i)(10)
          21, 2000 to Note Purchase          10-K for the Fiscal Year
          and Private Shelf Agreement        ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(f)(8) Amendment dated March              Annual Report on Form    Exh B-4(i)(11)
          23, 2000 to Note Purchase          10-K for the Fiscal Year
          and Private Shelf Agreement        ended July 1, 2000
          with the Prudential Insurance
          Company of America

B-4(f)(9) Consolidated, Amended              Annual Report on Form    Exh B-4(i)(9)
          and Restated Note Agreement        10-K for the Fiscal Year
          dated November 3, 2000,            ended June 30, 2001
          with the Prudential Insurance
          Company of America

B-4(f)(10)Amendment dated October 23, 2001 to Consolidated, Amended and
          Restated Note Agreement with
          Prudential Insurance Company of
          America

B-4(f)(11)Waiver dated January 11, 2002, under Consolidated, Amended and
          Restated Note Agreement with
          Prudential Insurance Company of
          America

B-4(f)(12)Second Amendment dated March 30,
          2002 to Consolidated, Amended,
          and Restated Note Agreement with
          Prudential Insurance Company of
          America

B-10(a)   Form of Deferred Compensation      Registration filed on    Exh 11(d)
          Agreement between Gold Kist        Form S-1 (Registration
          Inc. and certain executive         No. 2-59958)
          officers*

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

B-10(b)(9)Gold Kist Executive Savings        Registration filed on    Exh 10(b)(9)
          Plan, as amended *                 Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(10)Gold Kist Director Savings        Registration filed on    Exh 10(b)(10)
           Plan, as amended *                Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(11)Gold Kist Split Dollar Life       Registration filed on    Exh 10(b)(11)
           Insurance Plan *                  Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(12)Gold Kist Executive Defined       Annual Report on Form    Exh B-10(b)(12)
           Contribution Plan *               10-K for the Fiscal Year
                                             Ended July 1, 2000


B-10(b)(13)Form of Employment Agreement
           between Gold Kist and
           certain officers

B-10(c)(l)Form of Membership,                Registration filed on    Exh 13(b)
          Marketing,      and/or Purchasing  Form S-1 (Registration
          Agreement of Gold Kist Inc.,       No. 2-59958)
          Atlanta, eorgia

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

B-10(c)(4)Form of Membership,                Registration filed on    Exh 10(c)(4)
          Marketing, and/or Purchasing       Form S-2 (Registration
          Agreement of Gold Kist Inc.,       No. 33-24623)
          Atlanta, Georgia, revised
          October 29, 1987

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

B-10(d)(1)General Partnership                Registration filed on    Exh 10(h)(1)
          Agreement (GC Properties)          Form S-2 (Registration
          between Gold Kist Inc.             No. 33-428)
          and Cotton States Mutual
          Insurance Company, dated as
          of July 1, 1984

B-10(d)(2)Lease from GC Properties,          Registration filed on    Exh 10(h)(2)
          dated December 11, 1984,           Form S-2 (Registration
          for home office building           No. 33-428)
          space

B-10(e)(1)Credit Agreement dated as of
          October 23, 2001, with various
          banks and lending institutions, as
          lendors, and Cooperatieve Centrale
          Raiffeisen-Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(e)(2)Intercreditor Agreement dated
          as of October 23, 2001, with
          various banks and lending
          institutions, as lendors, and
          Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(f)(1)Waiver dated January 11, 2002, to First Amendment and Waiver dated March 30, 2002, to Credit
          Agreement with various banks and
          lending institutions, as lenders, and
          Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(f)(2)First Amendment and Waiver
          dated March 30, 2002, to Credit
          Agreement with various banks and
          lending institutions, as lenders, and
          Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(g)   Asset Purchase Agreement           Report filed on Form     Exh 10(k)
          dated as of July 23, 1998,         8-K dated as of
          between Southern States            July 23, 1998
          Cooperative, Incorporated
          and Gold Kist Inc.

B-10(h)   Securities Purchase                Annual Report on Form    Exh B-10(k)(1)
          Agreement dated October            10-K for the Fiscal Year
          5, 1999, between Gold Kist         Ended June 30, 2001
          Inc. and Southern States
          Cooperative, Incorporated

_________________________________
*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b) Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 29, 2002.
SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date: September 20, 2002     By:/s/ John Bekkers
                                    John Bekkers, Chief Executive Officer
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE

/s/ John Bekkers         Chief Executive Officer       September 20, 2002
JOHN BEKKERS             (Principal Executive Officer)

/s/ Stephen O. West      Chief Financial Officer       September 20, 2002
STEPHEN O. WEST          (Principal Financial Officer)

/s/ W. F. Pohl, Jr.      Controller (Principal         September 20, 2002
W. F. POHL, JR.          Accounting Officer)

/s/ Dan Smalley               Director                 September 20, 2002
DAN SMALLEY

/s/ Dorman K. Grace           Director                 September 20, 2002
DORMAN K. GRACE

/s/ Phil Ogletree, Jr.        Director                 September 20, 2002
PHIL OGLETREE, JR.

/s/ Jeffrey A. Henderson      Director                 September 20, 2002
JEFFREY A. HENDERSON

/s/ Douglas A. Reeves         Director                 September 20, 2002
DOUGLAS A. REEVES

/s/ W. A. Smith               Director                 September 20, 2002
W. A. SMITH

/s/ W. Kenneth Whitehea       Director                 September 20, 2002
W. KENNETH WHITEHEAD

/s/ Walter C. Dockery         Director                 September 20, 2002
WALTER C. DOCKERY

/s/H. Michael Davis           Director                 September 20, 2002
H. MICHAEL DAVIS

                                CERTIFICATION

I, John Bekkers, Principal Executive Officer of Gold Kist Inc., certify that:
1.   I have reviewed this annual report on Form 10-K of Gold Kist Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 20, 2002
                              /s/ John Bekkers
                                 [Signature]
                       Title:  Chief Executive Officer

                                 CERTIFICATION

I, Stephen O. West, Principal Financial Officer of Gold Kist Inc., certify that:
1.   I have reviewed this annual report on Form 10-K of Gold Kist Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 20, 2002
                             /s/ Stephen O. West
                                 [Signature]
                       Title:  Chief Financial Officer

                             INDEX TO EXHIBITS

                                                            Sequentially
Exhibit                                                     Numbered
Number                   Description                        Page
B-4(f)(10)               Amendment dated October 23, 2001
                         to Consolidated, Amended and
                         Restated Note Agreement with
                         Prudential Insurance Company of
                         America

B-4(f)(11)               Waiver dated January 11, 2002, under
                         Consolidated, Amended and
                         Restated Note Agreement with
                         Prudential Insurance Company of
                         America

B-4(f)(12)               Second Amendment dated March 30,
                         2002 to Consolidated, Amended, and
                         Restated Note Agreement with
                         Prudential Insurance Company of
                         America

B-10(b)(13)              Form of Employment Agreement
                         between Gold Kist and
                         certain officers

B-10(e)(1)               Credit Agreement dated as of
                         October 23, 2001, with various
                         banks and lending institutions, as
                         lendors, and Cooperatieve Centrale
                         Raiffeisen-Boerenleen Bank B.A.,
                         New York Branch, as agent

B-10(e)(2)               Intercreditor Agreement dated
                         as of October 23, 2001, with
                         various banks and lending
                         institutions, as lendors, and
                         Cooperatieve Centrale Raiffeisen-
                         Boerenleen Bank B.A.,
                         New York Branch, as agent

B-10(f)(1)               Waiver dated January 11, 2002,
                         to First Amendment and Waiver
                         dated March 30, 2002, to Credit
                         Agreement with various banks and
                         lending institutions, as lenders, and
                         Cooperatieve Centrale Raiffeisen-
                         Boerenleen Bank B.A.,
                         New York Branch, as agent

B-10(f)(2)               First Amendment and Waiver
                         dated March 30, 2002, to Credit
                         Agreement with various banks and
                         lending institutions, as lenders, and
                         Cooperatieve Centrale Raiffeisen-
                         Boerenleen Bank B.A.,
                         New York Branch, as agent

