Form 10-Q
period 2002-09-28
GOLD KIST INC
filed 2002-11-07
CIK 215994

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

                     (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 28, 2002

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

                                                 Yes  X     No

                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 28, 2002 and June 29, 2002           1

           Consolidated Statements of Operations
             Three Months Ended September 28, 2002
             and September 29, 2001                         2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 28, 2002
             and September 29, 2001                         3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                 11

  Item 4.  Controls and Procedures                        11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K               12

                                                                Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                   September 28,   June 29,
                                                       2002          2002
          ASSETS
Current assets:
   Cash and cash equivalents                         $ 11,732         8,997
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $1,223 at
     September 28, 2002 and $1,194
      at June 29, 2002                                100,582       110,470
   Inventories (note 3)                               203,148       191,130
   Deferred income taxes                               18,634        18,285
   Other current assets                                39,668        22,587
       Total current assets                           373,764       351,469
Investments (note 4)                                   66,929        91,311
Property, plant and equipment, net                    229,568       229,476
Prepaid pension costs                                  43,419        43,419
Other assets                                           81,793        73,854
                                                     $795,473       789,529

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 5)                  $      -        10,000
     Current maturities of long-term debt (note 5)     15,639        15,626
                                                       15,639        25,626
   Accounts payable                                    60,738        69,275
   Accrued compensation and related expenses           26,148        30,048
   Interest left on deposit                             9,580         9,773
   Other current liabilities                           60,162        38,407
   Net liabilities - discontinued operations (note 6)  18,429        18,381
       Total current liabilities                      190,696       191,510
Long-term debt, less current maturities (note 5)      273,656       250,644
Accrued postretirement benefit costs                   29,508        29,628
Other liabilities                                      45,567        34,586
       Total liabilities                              539,427       506,368
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 2 at
     September 28, 2002 and 18 at June 29, 2002             2            18
    Patronage reserves                                194,636       195,620
   Accumulated other comprehensive loss                (2,169)       (2,169)
   Retained earnings                                   63,577        89,692
       Total patrons' and other equity                256,046       283,161
Commitments and contingencies (notes 6 and 7)        $795,473       789,529



        See Accompanying Notes to Consolidated Financial Statements.

                                                                 Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              Three Months Ended
                                          Sept. 28,       Sept. 29,
                                            2002            2001
Net sales volume                            $460,624        478,434
Cost of sales                                437,757        414,035
 Gross margins                                22,867         64,399
Distribution, administrative and
 general expenses                             20,540         23,835
 Net operating margins                         2,327         40,564
Other income (deductions):
 Interest and dividend income                    330          2,637
    Interest expense                          (6,091)        (8,468)
Unrealized loss on investment (note 4)       (24,064)             -
 Miscellaneous, net                              307          1,644
     Total other deductions                  (29,518)        (4,187)
 Margins (loss) from continuing
     operations before income taxes          (27,191)        36,377
Income tax (benefit) expense                  (1,043)        12,128
 Net margins (loss) from continuing
     operations                              (26,148)        24,249
Discontinued operations (note 6):
 Gain from operations of discontinued
     joint venture partnership (less
     applicable income tax expense of
     $63 thousand for September 29,
     2001)                                         -            125
 Net margins (loss)                         $(26,148)        24,374

See Accompanying Notes to Consolidated Financial Statements.

                                                                Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Three Months Ended
                                                   Sept. 28,   Sept. 29,
                                                     2002        2001
Cash flows from operating activities:
 Net margins (loss) from continuing operations    $ (26,148)     24,249
 Non-cash items included in net margins (loss)
    from continuing operations:
    Depreciation and amortization                     9,616      10,058
    Unrealized loss on investment                    24,064           -
    Deferred income tax expense (benefit)              (698)     10,508
    Other                                             2,007        (262)
 Changes in operating assets and liabilities:
    Receivables                                       9,888     (16,240)
    Inventories                                     (12,018)    (12,088)
    Other current assets                              1,306       1,433
    Accounts payable, accrued and other expenses     (7,264)     (4,768)
Net cash provided by operating activities
 of continuing operations                               753      12,890
Cash flows from investing activities:
 Dispositions of investments                            104      24,840
 Acquisitions of property, plant and equipment       (9,307)     (7,303)
 Other                                                 (873)     (1,627)
Net cash provided by (used in) investing
 activities                                         (10,076)     15,910
Cash flows from financing activities:
 Short-term debt repayments, net                    (10,000)    (26,063)
 Proceeds from long-term debt                       120,000           -
 Principal repayments of long-term debt             (96,975)     (3,709)
 Patron's equity redemptions paid in cash              (967)     (1,039)
Net cash (used in) provided by financing activities  12,058     (30,811)
Net change in cash and cash equivalents               2,735      (2,011)
Cash and cash equivalents at beginning of period      8,997      11,339
Cash and cash equivalents at end of period         $ 11,732       9,328
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $  6,405       9,135
    Income taxes, net                              $ (4,153)         50



        See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries; and a partnership as of and for the three months ended September 28, 2002 ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 9 through 14 and pages 23 through 34, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 29, 2002.

     The Association employs a 52/53 week fiscal year. Fiscal 2003 will be a 52-week year and fiscal 2002 was also a 52-week year with each quarter in both periods consisting of 13 weeks.

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

 3.  Inventories consist of the following:

                                     Sept. 28, 2002       June 29, 2002
     Live poultry and hogs              $ 98,352            91,457
     Marketable products                  69,185            66,533
     Raw materials and supplies           35,611            33,140
                                        $203,148           191,130

 4. In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities carried a combined weighted average interest/dividend rate of 8.5% at June 29, 2002. No dividends were paid on the cumulative preferred securities for the third and fourth quarters of fiscal 2002 or for the first quarter of fiscal 2003.

      In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities from SSC, SSC would defer the capital trust


                                                                      Page 5

      certificates interest payment due on October 5, 2002, until January 5, 2003, unless the payment is further deferred or extended pursuant to the indenture. As a result of the deferral of the interest payment, the Association has reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the three months ended September 28, 2002. The carrying value of the SSC securities was $81.4 million at June 29, 2002 and $57.3 million at September 28, 2002.

      As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

      Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations. The SSC securities are classified as noncurrent investments in the accompanying consolidated balance sheets at September 28, 2002 and June 29, 2002.

 5. On October 23, 2001, the Association refinanced its $240 million Senior Secured Credit Facility. The $100 million 364-day revolving line of credit due November 3, 2001 was replaced with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was replaced with a $95 million two-year term loan due October 2003. The $45 million five-year term loan due November 2005 was unchanged. Other terms and conditions of the credit facility were essentially unchanged as well.

      On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility that included a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility will range from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged.

      At September 28, 2002, the Association was in compliance with all applicable loan covenants.

 6. Gold Kist holds a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. The partners adopted a restructuring agreement in January 2002 that gave Gold Kist effective control of the partnership. As a result, Gold Kist began consolidating the partnership.

      Gold Kist and the other general partner are each guarantors of up to $60 million under a secured line of credit agreement between the agricultural credit bank and the partnership. At September 28, 2002, the amount outstanding under the facility was $47.9 million. The line of credit bears interest at the prime rate plus 2%, is secured by pecan inventories, receivables and substantially all of the partnership's property, plant and equipment, and is due on December 1, 2002. The partnership was in compliance or had obtained waivers with respect to all applicable loan covenants.

      Gold Kist believes it is reasonably possible that payments could be required under the guarantee. If required, Gold Kist anticipates funding such amounts from availability under its Senior Secured Credit
                                                                      Page 6

      Facility.  If payments were made under the guarantee, Gold  Kist would
      have  a  security  interest  in  the   inventories,  receivables   and
      substantially all of the fixed assets of the partnership.

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

 7. In August 1999, the State Court of Fulton County, Georgia entered a $22 million judgment against Golden Peanut Company (Golden Peanut) and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist held a forty percent interest in Golden Peanut at the time of the events which resulted in the lawsuit. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial. In April 2002, the Georgia Supreme Court affirmed this decision. In July 2002, Golden Peanut filed a petition for certiorari in the United States Supreme Court, asking the Court to reverse the trial court judgment outright and thus eliminate the need for a second trial. If this petition is denied, the parties' re-trial is scheduled to begin in November 2002. Gold Kist is contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its 40% share of any costs related to this litigation.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended September 28, 2002 decreased 3.7% as compared to the quarter ended September 29, 2001. The decrease in net sales volume was due primarily to a 4.5% decrease in average poultry sales prices, which was partially offset by a 4.9% increase in ready-to-cook (RTC) broiler meat production. The decrease in poultry sales was principally due to a reduction in export demand, experienced industry-wide, that negatively impacted both foreign and domestic markets. This has resulted in an oversupply of broiler meat and lower poultry sales prices. Increased supplies of competing meats, principally beef and pork, have also contributed to the downward pressure on poultry prices. Depressed broiler prices are expected to continue through the second fiscal quarter.

The Association's export sales of $11.2 million for the September 2002 period were 50% lower than the September 2001 period, due to the continuing impact of the Russian embargo. Although the ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, sales to Russia are substantially below prior year levels.

According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, the forecast for calendar 2002 broiler meat production is
32.01 billion pounds, ready-to-cook weight, 3.5% above the 30.94 billion pounds produced in 2001. The estimate for calendar 2003 production is 32.65 billion pounds, 2.0% over the 2002 forecast. Current egg placements are below prior year levels, however, indicating a possible lower rate of increase in broiler production.

Net Operating Margins

The Association had net operating margins of $2.3 million for the three months ended September 28, 2002 as compared to $40.6 million in the comparable period last year. The decrease in operating margins for the three-month period ended September 28, 2002 was due primarily to lower poultry selling prices and higher feed ingredient costs for the September 2002 quarter as compared to the September 2001 quarter. The 13.8% decrease in distribution, administrative and general expenses for the three months ended September 28, 2002 was attributable to lower incentive compensation accruals due to the net loss for the September 2002 quarter and lower benefit costs due to various plan changes effected in the prior year.

The Company expects that increased domestic demand, production restraint and the resumption of export shipments to Russia could result in the strengthening of poultry sales prices and profitable operations sometime during the second half of fiscal 2003. The outlook for the second fiscal quarter is for losses from operations due to the anticipated continuation of depressed broiler sales prices and higher feed costs.

Other Income (Deductions)

Interest and dividend income was $330 thousand for the three months ended September 2002 as compared to $2.6 million for the September quarter last year. The amounts for the September 2001 quarter were earned principally from the Southern States capital trust and preferred securities. No dividends or interest were paid or accrued on the securities for the first quarter of fiscal 2003.

In October 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the trust securities from SSC, SSC would defer the trust certificates interest payment due on October 5, 2002, until January 5, 2003, unless the payment is further deferred or extended pursuant to the indenture. As a result of the deferral of the interest payment, the Association has reduced the carrying value of the SSC securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the three months ended September 28, 2002.

As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

Interest expense was $6.1 million for the three months ended September 28, 2002 as compared to $8.5 million for the comparable period last year. The decrease in interest expense was due to lower average loan balances resulting from improved cash flows during fiscal 2002 from operations and the sale of investments, and lower average market interest rates and credit spreads.

For the three months ended September 28, 2002, the Association's combined federal and state effective income tax rate on the tax benefit of the loss before income taxes was 3.8%. Combined effective rates for the three-month period ended September 28, 2001 was 33%. The limited tax benefit in the September 2002 quarter is due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC investment. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

In June 2002, the Association adopted a plan to withdraw from and discontinue participation in the pecan processing and marketing partnership within the 2003 fiscal year. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. At July 1, 2001, the principal source of external financing was a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The Association also has a $39.3 million term loan with an agricultural bank and $52.3 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loan with an agricultural credit bank are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment. On October 23, 2001, the Association refinanced its $240 million Senior Secured Credit Facility. The $100 million 364-day revolving line of credit due November 3, 2001 was replaced with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was replaced with a $95 million two-year term loan due October 2003. The $45 million five-year term loan due November 2005 was unchanged. Other terms and conditions of the credit facility were essentially unchanged as well.

On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility that included a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility will range from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial conditions. Other terms and conditions were essentially unchanged.

At  September  28, 2002, the Association had unused loan commitments  of  $79 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At September 28, 2002, the Association was in compliance with all applicable loan covenants.

For the first three months of fiscal 2003, cash provided from operating activities of continuing operations was $753 thousand as compared to $12.9 million for the first three months of fiscal 2002. The decrease was due to the net loss from continuing operations as adjusted for non-cash items. Cash provided by financing activities was $12.1 million as compared to cash used in financing activities of $30.8 million for the quarters ended September 2002 and September 2001, respectively.

Working capital and patrons' and other equity were $183.1 million and $256 million, respectively, at September 28, 2002 as compared to $160 million and $283.2 million, respectively, at June 29, 2002. Working capital increased at September 28, 2002 due to higher inventories and other current assets. The decrease in patrons' and other equity reflects the net loss for the September 2002 quarter.

The Association plans capital expenditures of approximately $55 million in 2003 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2003 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2003, management expects cash expenditures to approximate $6.5 million for equity redemptions, net of insurance proceeds, and cash patronage refunds.

In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at September 28, 2002 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives over the next twelve months and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These statements will be effective for the Company's fiscal year beginning June 29, 2003. The Company does not anticipate that these statements will have a material impact on the Company's consolidated financial statements.
                                                                    Page 11


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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At September 28, 2002, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Interest Rate Risk

The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). See Note 5 of Notes to Consolidated Financial Statements.


ITEM 4.  CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and the CFO.
                                                                      Page 12

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b)Reports on Form 8-K. Gold Kist filed a Form 8-K Current Report on October 8, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date       November 7, 2002
                                                John Bekkers
                                           Chief Executive Officer
                                       (Principal Executive Officer)




Date       November 7, 2002
                                                 S. O. West
                                      Treasurer  and Chief Financial  Officer
                                          (Principal Financial Officer)



                                                                  Page 12


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b)Reports on Form 8-K. Gold Kist filed a Form 8-K Current Report on October 8, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date       November 7, 2002                /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                         (Principal Executive Officer)




Date       November 7, 2002                 /s/ S. O. West
                                                S. O. West
                                     Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)


                                CERTIFICATION
I, John Bekkers, Principal Executive Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002
                              /s/ John Bekkers
                                 [Signature]
                       Title:  Chief Executive Officer

                                CERTIFICATION
I, Stephen O. West, Principal Financial Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002
                             /s/ Stephen O. West
                                 [Signature]
                       Title:  Chief Financial Officer
[14910]