Form 10-Q
period 2002-12-28
GOLD KIST INC
filed 2003-02-11
CIK 215994

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

                     (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended December 28, 2002

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

                                                 Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
					         Yes        No  X



                              GOLD KIST INC.


                                   INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             December 28, 2002 and June 29, 2002            1

           Consolidated Statements of Operations -
             Three Months and Six Months Ended
             December 28, 2002 and December 29, 2001        2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 28, 2002
             and December 29, 2001                          3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 12

  Item 3.  Quantitative and Qualitative Disclosure
             About Market Risks                            13

  Item 4.  Controls and Procedures                         13

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K             14 - 15

                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                   December 28,    June 29,
                                                       2002          2002
          ASSETS
Current assets:
   Cash and cash equivalents                         $ 11,567         8,997
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $1,338 at
     December 28, 2002 and $1,194
      at June 29, 2002                                 98,864       110,470
   Inventories (note 3)                               188,259       191,130
   Deferred income taxes                               24,006        18,285
   Other current assets                                22,704        22,587
       Total current assets                           345,400       351,469
   Investments (note 5)                                66,801        91,311
Property, plant and equipment, net                    231,686       229,476
Prepaid pension costs                                  43,419        43,419
Other assets                                           84,328        73,854
                                                     $771,634       789,529

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings (note 6)                  $      -        10,000
     Current maturities of long-term debt (note 6)     16,002        15,626
                                                       16,002        25,626
   Accounts payable                                    59,996        69,275
   Accrued compensation and related expenses           24,050        30,048
   Interest left on deposit                             9,456         9,773
   Other current liabilities                           42,327        38,407
   Net liabilities - discontinued operations (note 7)  18,426        18,381
       Total current liabilities                      170,257       191,510
Long-term debt, less current maturities (note 6)      314,969       250,644
Accrued postretirement benefit costs (note 9)          19,076        29,628
Other liabilities                                      40,819        34,586
       Total liabilities                              545,121       506,368
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 2 at
     December 28, 2002 and 18 at June 29, 2002              2            18
   Patronage reserves                                 193,020       195,620
   Accumulated other comprehensive loss                (2,169)       (2,169)
   Retained earnings                                   35,660        89,692
       Total patrons' and other equity                226,513       283,161
Commitments and contingencies (note 7)
                                                     $771,634       789,529



       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in Thousands)
                                (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 Dec. 28,  Dec. 29,    Dec. 28,  Dec. 29,
                                   2002      2001        2002      2001
Net sales volume                 $437,488   467,567     898,112   946,001
Cost of sales                     461,230   427,906     898,987   841,941
 Gross margins (loss)             (23,742)   39,661        (875)  104,060
Distribution, administrative
 and general expenses              20,105    21,804      40,645    45,639
Postretirement benefit plan
 curtailment gain (note 9)         10,311         -      10,311         -
 Net operating margins (loss)     (33,536)   17,857     (31,209)   58,421
Other income (deductions):
 Interest and dividend income
   (note 5)                         1,059     2,543       1,389     5,180
 Interest expense                  (5,570)   (7,678)    (11,661)  (16,146)
 Unrealized loss on investment
   (note 5)                            -          -     (24,064)        -
 Gain on sale of marketable
   equity security and other
   investments (note 4)                 -    12,426           -    12,426
 Miscellaneous, net                (4,029)      413      (3,722)    2,057
   Total other income
    (deductions)                   (8,540)    7,704     (38,058)    3,517
 Margins (loss) from continuing
   operations before income taxes (42,076)   25,561     (69,267)   61,938
Income tax (benefit) expense      (14,028)    8,522     (15,071)   20,650
 Net margins (loss) from
   continuing operations          (28,048)   17,039     (54,196)   41,288
Discontinued operations (note 7):
 Loss from operations of
   discontinued joint venture
   partnership (less applicable
   income tax benefit of $3.0
   million for the three and
   six months ended December 29,
   2001                                 -    (6,090)          -    (5,965)
 Net margins (loss)              $(28,048)   10,949     (54,196)   35,323


       See Accompanying Notes to Consolidated Financial Statements.

                                                                Page 3
                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                   Dec. 28,    Dec. 29,
                                                     2002        2001
Cash flows from operating activities:
 Net margins (loss) from continuing operations    $ (54,196)     41,288
  Non-cash items included in net margins (loss):
    Depreciation and amortization                    19,604      19,575
    Unrealized loss on investment                    24,064           -
    Postretirement benefit plan curtailment gain    (10,311)          -
    Deferred income tax expense (benefit)           (11,442)     15,716
    Gain on sale of marketable equity security
        and other investments                             -     (12,426)
    Other                                             2,021       1,619
 Changes in operating assets and liabilities:
    Receivables                                      11,606      (7,739)
    Inventories                                       2,871     (13,357)
    Other current assets                               (493)     (4,113)
    Accounts payable, accrued and other expenses    (11,031)     (3,007)
Net cash provided by (used in) operating activities
 of continuing operations                           (27,307)     37,556
Cash flows from investing activities:
 Dispositions of investments                            105      86,296
 Acquisitions of property, plant and equipment      (20,478)    (13,862)
 Other                                                 (565)         73
Net cash provided by (used in) investing
 activities                                         (20,938)     72,507
Cash flows from financing activities:
 Short-term debt repayments, net                    (10,000)    (98,220)
 Proceeds from long-term debt                       165,620      95,000
 Principal repayments of long-term debt and
    capitalized loan fees                          (102,353)   (103,607)
 Patrons' equity redemptions paid in cash            (2,452)     (2,177)
Net cash (used in) provided by financing activities  50,815    (109,004)
Net change in cash and cash equivalents               2,570       1,059
Cash and cash equivalents at beginning of period      8,997      11,339
Cash and cash equivalents at end of period        $  11,567      12,398
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  11,576      18,168
    Income taxes, net                             $  (4,131)        677



       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 4
                              GOLD KIST INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in Thousands)
                                (Unaudited)

 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries; and a partnership as of and for the six months ended December 28, 2002 ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial
     Statements on pages 9 through 14 and pages 23 through 34, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 29, 2002.

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

 3.  Inventories consist of the following:

                                    December 28, 2002     June 29, 2002
     Live poultry and hogs              $ 89,289            91,457
     Marketable products                  57,199            62,390
     Raw materials and supplies           41,771            37,283
                                        $188,259           191,130

 4. During the quarter ended December 29, 2001, the Association sold a marketable equity security, an investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $61.6 million and a gain before income taxes of $12.4 million.

 5. In October 1998, the Association completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc.
     (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities carried a combined weighted average interest/dividend rate of 8.5% at June 29, 2002. No dividends were paid on the cumulative preferred securities for the third and fourth quarters of 2002 or for the first and second quarters of 2003.

                                                                   Page 5


     In October and December 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust certificates interest payments due on October 5, 2002, and on January 5, 2003. As a result of the deferral of the interest payments, the Association has reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against margins (loss) from continuing operations before income taxes for the six months ended December 28, 2002. The carrying value of the SSC securities was $81.4 million at June 29, 2002 and $57.3 million at December 28, 2002.

     As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

     Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations. The SSC securities are classified as noncurrent investments in the accompanying consolidated balance sheets at December 28, 2002 and June 29, 2002.

 6. On October 23, 2001, the Association refinanced its $240 million Senior Secured Credit Facility. The $100 million 364-day revolving line of credit due November 3, 2001 was replaced with a $110 million
     revolving line of credit due October 23, 2002.   The $95 million two-
     year term loan due November 2002 was replaced with a $95 million two-year term loan due October 2003. The $45 million five-year term loan due November 2005 was unchanged. Other terms and conditions of the credit facility were essentially unchanged as well.

     On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility ranged from 1.50% to 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. At December 28, 2002, the Association was in compliance with all applicable loan covenants, as amended.

     In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%.

 7. Gold Kist, through a wholly-owned subsidiary, held a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. The partners adopted a restructuring agreement in January 2002 that gave Gold Kist effective control of the partnership. As a result, Gold Kist began consolidating the partnership.


          							   Page 6

     Gold Kist and the parent corporation of the other general partner were each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership. At December 31, 2002, the amount outstanding under the facility was $42.7 million. The line of credit bore interest at the prime rate plus 2% and was secured by pecan inventories, receivables and substantially all of the partnership's property, plant and equipment.

     Effective in June 2002, Gold Kist adopted a plan to withdraw from the partnership and discontinue its participation in the operations of the affiliate during 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the accompanying consolidated balance sheets and statements of operations and cash flows for the three and six month periods ended in December 2002 and 2001.

     On January 31, 2003, the parent corporation of the other general partner obtained refinancing, the aforementioned line of credit was paid off and the partnership was dissolved. Gold Kist paid $20 million on the line of credit and received notes from the parent corporation of the former general partner in the amount of $11.7 million. The notes bear interest at 12% and will be classified as noncurrent assets. The $20 million payment by Gold Kist was financed from funds available from the Senior Secured Line of Credit and a $10 million term note from an agricultural credit bank. The note is due in December 2007 and bears interest at LIBOR plus 3.5%.

8. In August 1999, the State Court of Fulton County, Georgia entered a $22 million judgment against Golden Peanut Company (Golden Peanut) and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist was contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its share of any costs related to this litigation. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial, which was scheduled to begin in November 2002.

     In November 2002, Golden Peanut reached a settlement on this litigation and Gold Kist's share was paid in December. The amount is included in other deductions in the accompanying consolidated statements of operations for the three and six months ended December 28, 2002 and was not material to Gold Kist's financial position.

9. Effective October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. A gain from the curtailment of approximately $10.3 million is reflected in the accompanying consolidated statements of operations for the three and six month periods ended December 28, 2002 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at December 28, 2002.


                                                                   Page 7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended December 28, 2002 decreased 6.4% as compared to the quarter ended December 29, 2001. For the six-month period ended December 28, 2002, net sales volume decreased 5.1% from $946.0 million in the comparable period last year to $898.1 million in the current year. The decrease in net sales volume was due primarily to a 6.3% year-to-date decrease in average poultry sales prices, which was partially offset by a 2.4% increase in ready-to-cook (RTC) broiler meat production. The decrease in average poultry sales prices was principally due to a reduction in export demand, experienced industry-wide, that negatively impacted both foreign and domestic markets. This has resulted in an oversupply of broiler meat and lower poultry sales prices. Increased supplies of competing meats, principally beef and pork, also was a significant factor leading to the downward pressure on poultry prices. Depressed broiler prices are expected to continue through the third fiscal quarter.

The Association's export sales of $14.3 million and $25.5 million for the December 2002 quarter and first six months of 2003, respectively, were 43.4% and 46.5% lower than the December 2001 periods, due to the continuing impact of the Russian embargo, increased foreign competition and problems with other export markets. Although the Russian ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, sales to Russia are substantially below prior year levels.

According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, calendar 2002 broiler meat production approximated 31.92 billion pounds, ready-to-cook weight, 3.16% above the 30.94 billion pounds produced in 2001. The estimate for calendar 2003 production is 32.2 billion pounds, .82% above 2002 levels. Recent 2003 production estimates have been revised downward as current egg placements are below prior year levels. This should lead to reduced supplies and improved market conditions in the late Spring/Summer of 2003.

Net Operating Margins

The Association had net operating margins (loss) of $(33.5) million and $(31.2) million for the three and six months ended December 28, 2002, respectively, as compared to $17.9 million and $58.4 million in the comparable periods last year. The decrease in operating margins was due primarily to lower poultry selling prices and higher feed ingredient costs for the three and six months ended December 28, 2002 as compared to the comparable periods in the prior year. The 10.9% year-to-date decrease in distribution, administrative and general expenses was principally due to the absence of incentive compensation accruals due to the net loss for the year-to-date December 2002 period and lower benefit costs due to benefit plan changes effected in the current and prior year.

                                                                    Page 8


Effective October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. A gain from the curtailment of approximately $10.3 million is reflected in the accompanying consolidated statement of operations for the three and six month periods ended December 28, 2002 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at December 28, 2002.

The Company expects that increased domestic demand and production restraint could result in the strengthening of poultry sales prices and profitable operations sometime during the fourth quarter of 2003. The outlook for the Company's third quarter is for losses from operations due to the anticipated continuation of depressed broiler sales prices and higher feed costs.

Other Income (Deductions)

Interest and dividend income was $1.1 million and $1.4 million for the three and six months ended December 28, 2002 as compared to $2.5 million and $5.2 million for the comparable periods last year. The amounts for the December 2001 quarter and six month periods were earned principally from the Southern States capital trust and preferred securities. No dividends or interest were paid or accrued on these securities for the first half of 2003. In the December 2002 quarter, the Association received a patronage dividend from an interregional cooperative amounting to $663 thousand.

In October and December 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the trust securities from SSC, SSC would defer the trust certificates interest payments due on October 5, 2002 and January 5, 2003. As a result of the deferral of the interest payments, the Association has reduced the carrying value of the SSC securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the six months ended December 28, 2002.

As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

Interest expense was $5.6 million and $11.7 million for the three and six-month periods ended December 28, 2002 as compared to $7.7 million and $16.2 million for the comparable periods last year. The decrease in interest expense was due to lower average loan balances resulting from improved cash flows during 2002 from operations and the sale of investments, and lower average market interest rates and credit spreads.

Miscellaneous net of $4.0 million and $3.7 million expense for the quarter and six months ended December 28, 2002 includes the litigation settlement payment in December 2002 related to Golden Peanut Company, LLC. See Note 8 of Notes to Consolidated Financial Statements.

                                                                    Page 9


For the three and six months ended December 28, 2002, the Association's combined federal and state effective income tax rates used to calculate the tax benefit of the loss before income taxes were 33.3% and 21.8%, respectively. Combined effective rates for the three and six-month periods ended December 29, 2001 was 33.3%. The limited tax benefit for the six months ended December 28, 2002 is due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC investment. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

In June 2002, the Association adopted a plan to withdraw from and discontinue participation in the pecan processing and marketing partnership within the 2003 fiscal year. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. The partnership was dissolved on January 31, 2003. See Note 7 of Notes to Consolidated Financial Statements.

In response to the adverse operating conditions in 2003, the Company instituted a cost reduction plan reducing executive pay, reducing staff and overtime, further benefit plan reductions/eliminations and the sale of certain non-operating assets. However, if broiler sales prices deteriorate further or operating costs increase without a corresponding increase in broiler sales prices, the Association will have to implement further cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. On October 23, 2001, the Association refinanced its $240 million Senior Secured Credit Facility. The $100 million 364-day revolving line of credit due November 3, 2001 was replaced with a $110 million revolving line of credit due October 23, 2002. The $95 million two-year term loan due November 2002 was replaced with a $95 million two-year term loan due October 2003. The Facility also includes a $45 million term loan with an insurance company due in 2005. Other terms and conditions of the credit facility were essentially unchanged.

The Association also has $35.7 million in term loans with an agricultural bank and $50.0 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loans are secured by substantially all of the Association's inventory, receivables, and property, plant and equipment.

On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility that included a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 2, 2005. The interest rates on the facility ranged from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial conditions. Other terms and conditions were essentially unchanged. At December 28, 2002, the Association had unused loan commitments of $35 million.
                                                                    Page 10


In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%.

The amendment also revised the loan covenants and the interest rate pricing structure for the Senior Secured Credit Facility. The interest rates on the Senior Secured Credit Facility will range from 2% to 4% over LIBOR, adjusted quarterly based on the Company's financial condition. Covenant changes include increased reporting requirements and amended financial covenants.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At December 28, 2002, the Association was in compliance with all applicable loan covenants, as amended.

For the first six months of fiscal 2003, cash used by operating activities of continuing operations was $27.3 million as compared to cash provided by operations of $37.6 million for the first six months of fiscal 2002. The decrease was due to the net loss from continuing operations partially offset by depreciation, the unrealized loss on investment and reductions in current assets. Cash provided by financing activities was $50.8 million, principally from the Revolving Credit Facility, as compared to cash used in financing activities of $109.0 million for the six months ended December 2002 and December 2001, respectively. Cash provided by operations and the sale of investments generated the cash used to reduce indebtedness in the December 2001 quarter.

Working capital and patrons' and other equity were $175.1 million and $226.5 million, respectively, at December 28, 2002 as compared to $160.0 million and $283.2 million, respectively, at June 29, 2002. Working capital increased at December 28, 2002 due to lower current liabilities. The decrease in patrons' and other equity principally reflects the net loss for the first half of 2003.

The Association has limited capital expenditures in 2003 to the completion of existing projects and essential replacements. In 2003, management expects cash expenditures to approximate $5.0 million for equity redemptions, net of insurance proceeds, and $1.5 million for cash patronage refunds. In connection with the dissolution of the Young Pecan Company partnership on January 31, 2003, the Association paid $20 million on the partnership line of credit and received notes from the parent corporation of the other former general partner in the amount of $11.7 million. The $20 million payment by Gold Kist was financed from funds available from the Senior Secured Line of Credit and a $10 million note from an agricultural credit bank. See Note 7 of Notes to Consolidated Financial Statements.

Management intends to finance 2003 capital expenditures and related working capital needs with existing cash balances and cash to be provided from additional borrowings, including the $35 million Temporary Revolving Credit.

In  connection  with  the  sale of assets of the Agri-Services  segment  to
Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at December 28, 2002 and cash to be provided from operations and borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operations over the next 12 months and to fund the repayment of outstanding Subordinated Certificates as they mature, subject to the anticipated general recovery within the broiler industry. However there can be no assurance such recovery will actually occur.

Important Considerations Related to Forward-Looking Statements

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For these statements, Gold Kist claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions which could prove inaccurate and therefore there can be no assurance that the "forward-looking statements" will prove to be accurate. There are many factors, which could cause actual results to differ materially from those anticipated by statements made herein. In light of these risks and uncertainties, the Association cautions readers not to place undue reliance on any forward-looking statements. The Association undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

Among the factors that may affect the operating results of the Association are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of sales and marketing programs; (v) risks associated with leverage, including cost increases due to rising interest rates; (vi) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (vii) access to foreign markets together with foreign economic conditions; (viii) changes in general economic conditions; and (ix) other risks identified from time to time in Gold Kist's SEC reports, including its annual report on Form 10-K, and public announcements.

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

Future Accounting Requirements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Interpretation 46, Consolidation of Variable Interest Entities. These statements will be effective for the Company's year beginning June 29, 2003 except for FASB Interpretation 45, which was effective for interim and annual periods ending after December 15, 2002, but not applicable to the Company. The Company does not anticipate that these statements will have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

The principal market risks affecting the Association are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although the Company has international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at market. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At December 28, 2002, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Interest Rate Risk

The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). See Note 6 of Notes to Consolidated Financial Statements.


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

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Designation of Exhibit in this Report      Description of Exhibit
         Second Consolidated, Amended and           B-4(f)(13)
         Restated Note Agreement dated as of
         September 27, 2002, with the Gateway
         Recovery Trust and the Prudential
         Insurance Company of America


         Third Amended and Restated Credit          B-10(e)(1)
         Agreement dated as of September 24, 2002, with various banks and lending institutions, as lenders, and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., New York
         Branch, as agent.


         Second Amended and Restated Intercreditor  B-10(e)(2)
         Agreement dated as of September 24, 2002 with various bank and lending institutions, as Lenders, and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., New York
         Branch, as agent.

         Statement of Chief Executive Officer of    B-99(a)(1)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

         Statement of Chief Financial Officer of    B-99(a)(2)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 28, 2002.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date     February 11, 2003
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date     February 11, 2003
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


                                                                  Page 14

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

         Designation of Exhibit in this Report      Description of Exhibit
         Second Consolidated, Amended and           B-4(f)(13)
         Restated Note Agreement dated as of
         September 27, 2002, with the Gateway
         Recovery Trust and the Prudential
         Insurance Company of America


         Third Amended and Restated Credit          B-10(e)(1)
         Agreement dated as of September 24, 2002, with various banks and lending institutions, as lenders, and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., New York
         Branch, as agent.


         Second Amended and Restated Intercreditor  B-10(e)(2)
         Agreement dated as of September 24, 2002 with various bank and lending institutions, as Lenders, and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., New York
         Branch, as agent.

         Statement of Chief Executive Officer of    B-99(a)(1)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

         Statement of Chief Financial Officer of    B-99(a)(2)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 28, 2002.

                                                                  Page 15


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date     February 11, 2003                 /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date     February 11, 2003                 /s/ Stephen O. West
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

                               CERTIFICATION
I, John Bekkers, Principal Executive Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 11, 2003
                             /s/ John Bekkers
                                [Signature]
                      Title:  Chief Executive Officer


                               CERTIFICATION
I, Stephen O. West, Principal Financial Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 11, 2003
                            /s/ Stephen O. West
                                [Signature]
                      Title:  Chief Financial Officer
[15105]