Form 10-Q
period 2003-03-29
GOLD KIST INC
filed 2003-05-12
CIK 215994

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

                     (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 29, 2003

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

                                                 Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                 Yes        No  X


                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             March 29, 2003 and June 29, 2002               1

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             March 29, 2003 and March 30, 2002              2

           Consolidated Statements of Cash Flows -
             Nine Months Ended March 29, 2003
             and March 30, 2002                             3

           Notes to Consolidated Financial
             Statements                                  4 -  6

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         7 - 12

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                 13

  Item 4.  Controls and Procedures                        13

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K               14



                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                   March 29,     June 29,
                                                     2003          2002
          ASSETS
Current assets:
   Cash and cash equivalents                       $ 12,809         8,997
   Receivables, principally trade,
      less allowance for doubtful
      accounts of $1,397 at
      March 29, 2003 and $1,194
      at June 29, 2002                              106,822       110,470
   Inventories (note 3)                             191,454       191,130
   Deferred income taxes                             26,975        18,285
   Other current assets                              24,565        22,587
       Total current assets                         362,625       351,469
Investments (note 5)                                 66,721        91,311
Property, plant and equipment, net                  229,906       229,476
Prepaid pension costs                                43,419        43,419
Other assets                                         83,835        73,854
                                                    786,506       789,529
         LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
      long-term debt:
      Short-term borrowings (note 6)               $  7,500        10,000
      Current maturities of long-term debt
         (note 6)                                     15,241       15,626
                                                      22,741       25,626
   Accounts payable                                   57,465       69,275
   Accrued compensation and related expenses          28,328       30,048
   Interest left on deposit                            8,550        9,773
   Other current liabilities                          47,273       38,407
   Net liabilities - discontinued operations
        (note 7)                                           -       18,381
       Total current liabilities                     164,357      191,510
Long-term debt, less current maturities (note 6)     348,126      250,644
Accrued postretirement benefit costs (note 9)         18,402       29,628
Other liabilities                                     42,485       34,586
       Total liabilities                             573,370      506,368
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
      500 shares; issued and outstanding 2 at
      March 29, 2003 and 18 at June 29, 2002               2           18
   Patronage reserves                                187,908      195,620
   Accumulated other comprehensive loss               (2,169)      (2,169)
   Retained earnings                                  27,395       89,692
       Total patrons' and other equity               213,136      283,161
                                                    $786,506      789,529



       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                            GOLD KIST INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Amounts in Thousands)
                              (Unaudited)

Three Months Ended                          Nine Months Ended
                                 Mar. 29,  Mar. 30,    Mar. 29,   Mar. 30,
                                   2003      2002        2003       2002
Net sales volume                 $466,389   451,654   1,364,501   1,397,655
Cost of sales                     461,589   426,172   1,360,576   1,268,113
 Gross margins                      4,800    25,482       3,925     129,542
Distribution, administrative
 and general expenses              19,196    19,804      59,841      65,443
Postretirement benefit plan
 curtailment gain (note 9)            554         -      10,865           -
Net operating margins (loss)      (13,842)    5,678     (45,051)     64,099
Other income (deductions):
 Interest and dividend income
   (note 5)                           662     2,058       2,051       7,238
 Interest expense                  (6,762)   (6,048)    (18,423)    (22,194)
 Unrealized loss on investment
   (note 5)                             -         -     (24,064)          -
 Gain on sale of marketable
   equity security and other
   investments (note 4)                 -     3,152           -      15,578
 Miscellaneous, net                 2,134       665      (1,588)      2,722
   Total other income
    (deductions)                   (3,966)     (173)    (42,024)      3,344
 Margins (loss) from continuing
   operations before income taxes (17,808)    5,505     (87,075)     67,443
Income tax (benefit) expense       (5,937)    1,835     (21,008)     22,485
 Margins (loss) from
   continuing operations          (11,871)    3,670     (66,067)     44,958
Discontinued operations (note 7):
 Loss from operations of
   discontinued joint venture
   partnership (less applicable
   income tax benefit of $4.0
   million and $7.0 million,
   respectively, for the three
   and nine months ended
   March 30, 2002                       -    (7,876)          -     (13,841)
 Net margins (loss)             $ (11,871)   (4,206)    (66,067)     31,117

     See Accompanying Notes to Consolidated Financial Statements.


                                                               Page 3
                            GOLD KIST INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)
                              (Unaudited)
                                                     Nine Months Ended
                                                   Mar. 29,    Mar. 30,
                                                     2003        2002
Cash flows from operating activities:
 Net margins (loss) from continuing operations    $ (66,067)     44,958
  Non-cash items included in net margins (loss)
    from continuing operations:
    Depreciation and amortization                    29,361      29,316
    Unrealized loss on investment                    24,064           -
    Postretirement benefit plan curtailment gain    (10,865)          -
    Deferred income tax expense (benefit)           (17,379)     13,493
    Gain on sale of marketable equity security
        and other investments                             -     (15,578)
    Other                                             2,222       2,819
 Changes in operating assets and liabilities:
    Receivables                                       3,648       5,571
    Inventories                                        (324)    (16,371)
    Other current assets                              1,871      (8,660)
    Accounts payable, accrued and other expenses     (7,338)    (11,446)
Net cash provided by (used in) operating activities
 of continuing operations                           (40,807)     44,102
Net cash used in operating activities of
 discontinued operations                            (18,381)          -
Cash flows from investing activities:
 Dispositions of investments                            469      89,221
 Acquisitions of property, plant and equipment      (27,871)    (25,229)
 Other                                                4,426       5,924
Net cash provided by (used in) investing
 activities                                         (22,976)     69,916
Cash flows from financing activities:
 Short-term debt repayments, net                     (2,500)    (95,220)
 Proceeds from long-term debt                       202,920      95,000
 Principal repayments of long-term debt and
    capitalized loan fees                          (108,830)   (111,543)
 Patrons' equity redemptions paid in cash            (5,614)     (2,975)
Net cash provided by (used in) financing activities  85,976    (114,738)
Net change in cash and cash equivalents               3,812        (720)
Cash and cash equivalents at beginning of period      8,997      11,339
Cash and cash equivalents at end of period        $  12,809      10,619
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  18,940      25,192
    Income taxes, net                             $  (5,849)      7,394



     See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 4
                              GOLD KIST INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in Thousands)
                                (Unaudited)

 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries as of and for the three and nine months ended March 29, 2003 ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 9 through 14 and pages 23 through 34, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 29, 2002.

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

 3.  Inventories consist of the following:

                                     March 29, 2003    June 29, 2002
     Live poultry and hogs              $ 98,005            91,457
     Marketable products                  50,581            62,390
     Raw materials and supplies           42,868            37,283
                                        $191,454           191,130

 4. During the nine months ended March 29, 2002, the Association sold a marketable equity security, an investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $65.8 million and a gain before income taxes of $15.6 million.

 5. In October 1998, the Association completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc.
     (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities, with interest/dividends payable quarterly, carried a combined weighted average interest/dividend rate of 8.5% at June 29, 2002. No dividends from the cumulative preferred securities have been received since the second calendar quarter of 2002.

                                                                  Page 5


     In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust certificates quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters through April 5, 2003 have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters.

     As a result of the deferral of the interest payments, the Association has reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against margins (loss) from continuing operations before income taxes for the nine months ended March 29, 2003. The carrying value of the SSC securities was $81.4 million at June 29, 2002 and $57.4 million at March 29, 2003.

     As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

     Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations. The SSC securities are classified as noncurrent assets - investments in the accompanying consolidated balance sheets at March 29, 2003 and June 29, 2002.

 6. On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 1, 2005. The interest rates on the facility ranged from 1.50% to 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

     In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%. The amount outstanding under the Temporary Facility was $7.5 million at March 29, 2003.

     At March 29, 2003, the Association was in compliance with all applicable loan covenants.

 7. Gold Kist, through a wholly-owned subsidiary, was a general partner in a pecan processing and marketing partnership. The partners adopted a restructuring agreement in January 2002 that gave Gold Kist effective control of the partnership. As a result, Gold Kist began consolidating the partnership.


                                                                    Page 6

     Gold  Kist  and  the parent corporation of  the  other general partner were each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership.

     Effective in June 2002, Gold Kist adopted a plan to withdraw from the partnership and discontinue its participation in the operations of the affiliate during 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the accompanying consolidated balance sheets and statements of operations and cash flows for the three and nine month periods ended in March 2002.

     On January 31, 2003, the parent corporation of the other general partner obtained refinancing, the aforementioned line of credit was paid off and the partnership was dissolved. Gold Kist paid $20 million on the aforementioned line of credit and received notes from the parent corporation of the former general partner in the amount of $11.7 million. The notes bear interest at 12% and have been classified as noncurrent assets - notes receivable in the accompanying 2003 consolidated balance sheet. The $20 million payment by Gold Kist was financed from a $10 million drawing from the Senior Secured Line of Credit and a $10 million term note from an agricultural credit bank. The term note is due in December 2007 and bears interest at LIBOR plus 3.5%.

8. In August 1999, the State Court of Fulton County, Georgia entered a judgment against Golden Peanut Company (Golden Peanut), a former affiliated company, and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist was contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its share of any costs related to this litigation. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial, which was scheduled to begin in November 2002.

     In November 2002, Golden Peanut reached a settlement on this litigation and Gold Kist's share was paid in December. The amount is included in other deductions in the accompanying consolidated statements of operations for the nine months ended March 29, 2003 and was not material to Gold Kist's financial position.

9. Effective October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. A gain from the curtailment of approximately $10.9 million is reflected in the accompanying consolidated statements of operations for the nine month period ended March 29, 2003 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at March 29, 2003.

     Effective April 2003, the Association substantially curtailed its postretirement medical plan for existing retirees. The postretirement medical plan for active employees was curtailed in January 2001. Previously eligible retired employees between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. A curtailment gain of approximately $9.4 million will be recognized in the fourth quarter of fiscal 2003.

                                                                   Page 7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended March 29, 2003 increased 3.3% as compared to the quarter ended March 30, 2002. The increase in the March 2003 quarter was due to improved production yields and a 12.1% increase in export sales. For the nine-month period ended March 29, 2003, net sales volume decreased 2.4% from $1.4 billion in the comparable period last year to $1.36 billion in the current year. The decrease in year-to-date net sales volume was due primarily to a 4.5% decrease in average poultry sales prices, which was partially offset by a 1.6% increase in ready-to-cook (RTC) broiler meat production. The decrease in average poultry sales prices was principally due to a reduction in export demand experienced industry-wide, resulting principally from the Russian ban on U.S. chicken imports instituted in March 2002. This event and problems with other export markets negatively impacted both foreign and domestic markets. This has resulted in an oversupply of broiler meat and lower poultry sales prices. Increased supplies of competing meats, principally beef and pork, also were a significant factor leading to the downward pressure on poultry prices. Broiler prices are expected to improve during the fourth fiscal quarter of 2003 due to the impact of production constraints and seasonal demand.

The Association's export sales of $40 million for the first nine months of 2003 was 34% lower than the March 2002 period, due to the continuing impact of the Russian ban, increased foreign competition and problems with other export markets. Although the Russian ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, year-to-date sales to Russia were 60% below prior year levels. Russia intends to implement an import quota system that would reduce U.S. poultry exports by 40% from levels prior to the embargo.

Export sales for the March 2003 quarter were $14.5 million, 12.1% greater than the March 2002 quarter. Increased volume to China and other Asian countries accounted for the increase in the March 2003 quarter.

According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, calendar 2002 broiler meat production approximated 31.90 billion pounds, ready-to-cook weight, 3.1% above the 30.94 billion pounds produced in 2001. The April estimate for calendar 2003 production is 31.83 billion pounds, .2% below 2002 levels. Recent 2003 production estimates have been revised downward as current egg placements are below prior year levels. This could lead to reduced broiler meat supplies and improved market conditions in the late Spring/Summer of 2003.

Net Operating Margins (Loss)

The Association had net operating losses of $(13.8) million and $(45.1) million for the three and nine months ended March 29, 2003, respectively, as compared to net operating margins of $5.7 million and $64.1 million in the comparable periods last year. The decrease in operating margins was due primarily to the 4.5% decrease in poultry selling prices and a 7.3% increase in the cost of sales. The increased costs were attributable to higher feed
                                                                    Page 8

ingredient  and other production costs for the three and nine months  ended
March 29, 2003 as compared to the comparable periods in the prior year. Total feed costs were 11% higher in the March 2003 nine-month period over the March 2002 nine-month period and 17.8% higher in the March 2003 quarter compared to the March 2002 quarter. The 8.6% year-to-date decrease in distribution, administrative and general expenses was principally due to the absence of incentive compensation accruals due to the net loss for the year-to-date March 2003 period and lower benefit costs due to benefit plan changes effected in the current and prior year.

Effective October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. A gain from the curtailment of approximately $10.9 million is reflected in the accompanying consolidated statement of operations for the nine month period ended March 29, 2003 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at March 29, 2003.

Effective April 2003, the Association substantially curtailed its postretirement medical plan for existing retirees. The postretirement medical plan for active employees was curtailed in January 2001. Previously eligible retired employees between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. A curtailment gain of approximately $9.4 million will be recognized in the fourth quarter of fiscal 2003.

The Company expects that improved seasonal domestic demand coupled with continued production restraint could result in the strengthening of poultry sales prices and profitable operations sometime during the fourth quarter of 2003.

Other Income (Deductions)

Interest and dividend income was $.7 million and $2.1 million for the three and nine months ended March 29, 2003 as compared to $2.1 million and $7.2 million for the comparable periods last year. The amounts for the March 2002 quarter and nine month periods were earned principally from the Southern States capital trust and preferred securities. No dividends or interest were paid or accrued on these securities in 2003. In the March 2003 quarter, the Association received a patronage dividend from an interregional cooperative amounting to $383 thousand.

In October 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the trust securities from SSC, SSC would defer the trust certificates interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters through April 5, 2003 have also been deferred. As a result of the deferral of the interest payments, the Association has reduced the carrying value of the SSC securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the nine months ended March 29, 2003.

As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

                                                                     Page 9

Interest expense was $6.8 million and $18.4 million for the three and nine-month periods ended March 29, 2003 as compared to $6.1 million and $22.2 million for the comparable periods last year. The decrease in year-to-date interest expense was due to lower average loan balances resulting from improved cash flows during 2002 from operations and the sale of investments, and lower average market interest rates and credit spreads. Interest expense for the March 2003 quarter was 11.8% higher than the March 2002 quarter due to higher rates and fees associated with the Temporary Credit facility closed in February 2003.

Miscellaneous, net of $1.6 million expense for the nine months ended March 29, 2003 includes the litigation settlement payment in December 2002 related to Golden Peanut Company, LLC. See Note 8 of Notes to Consolidated Financial Statements.

For the three and nine months ended March 29, 2003, the Association's combined federal and state effective income tax rates used to calculate the tax benefit of the loss before income taxes were 33.3% and 24.1%, respectively. The combined effective rate for the three and nine-month periods ended March 30, 2002 was 33.3%. The limited tax benefit for the nine months ended March 29, 2003 is due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC investment. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

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

In response to the adverse operating conditions in 2003, the Company instituted a cost reduction plan reducing executive pay, reducing staff and overtime, implementing further employee benefit plan reductions/eliminations and selling certain non-operating assets. However, if broiler sales prices deteriorate further or operating costs increase without a corresponding increase in broiler sales prices, the Association will have to implement further cost reduction measures or asset sales.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. On September 27, 2002, the Company refinanced and extended the Senior Secured Credit Facility that included a $110 million Revolving Credit Facility maturing November 2, 2004 and a $95 million Term Loan maturing November 1, 2005. The interest rates on the facility ranged from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial conditions. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

                                                                    Page 10

The Association also has $45.7 million in term loans outstanding with an agricultural credit bank and $47.3 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loans are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%. The amount outstanding under the Temporary Facility was $7.5 million at March 29, 2003.

The amendment also revised the loan covenants and the interest rate pricing structure for the Senior Secured Credit Facility. The interest rates on the Senior Secured Credit Facility will range from 2% to 4% over LIBOR, adjusted quarterly based on the Company's financial condition. Covenant changes include increased reporting requirements and amended financial covenants.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At March 29, 2003, the Association was in compliance with all applicable loan covenants.

For the first nine months of fiscal 2003, cash used in operating activities of continuing operations was $40.8 million as compared to cash provided by operations of $44.1 million for the first nine months of 2002. The decrease was due to the net loss from continuing operations partially offset by depreciation and the unrealized loss on investment. Cash provided by financing activities for the nine months ended March 2003 was $86.0 million, principally from the Revolving Credit Facility, as compared to cash used in financing activities for the nine months ended March 2002 of $114.7 million. Cash provided by operations and the sale of investments generated the cash used to reduce indebtedness for the nine months ended March 2002.

Working  capital  and  patrons' and other equity were  $198.3  million  and
$213.1 million, respectively, at March 29, 2003 as compared to $160.0 million and $283.2 million, respectively, at June 29, 2002. Working capital was higher at March 29, 2003 due to lower current liabilities resulting from the September 2002 refinancing that extended the Revolving Credit Facility to November 2004. This change resulted in the classification of the Revolving Credit Facility as long-term debt. At March 29, 2003, $96.3 million was outstanding under the Revolver. The decrease in patrons' and other equity principally reflects the net loss for the first nine months of 2003.

The Association has limited capital expenditures in 2003 to the completion of existing projects and essential replacements. For 2003, cash expenditures were approximately $3.0 million for equity redemptions, net of insurance proceeds, and $1.5 million for cash patronage refunds. Equity redemptions have been curtailed for fiscal 2003 and will resume in July 2003. In connection with the dissolution of the pecan processing and
marketing   partnership  on  January 31, 2003,  the  Association  paid  $20 million
                                                                    Page 11

on the partnership's line of credit and received notes from the parent corporation of the other former general partner in the amount of $11.7 million. The $20 million payment by Gold Kist was financed from a $10 million drawing from the Senior Secured Line of Credit and a $10 million note from an agricultural credit bank. See Note 7 of Notes to Consolidated Financial Statements.

Management intends to finance 2003 capital expenditures and related working capital needs with existing cash balances and cash to be provided from additional borrowings, including the $35 million Temporary Revolving Credit.

In  connection  with  the  sale of assets of the Agri-Services  segment  to
Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at March 29, 2003 and cash to be provided from operations and borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operations over the next 12 months and to fund the repayment of outstanding Subordinated Certificates as they mature, subject to the anticipated general recovery within the broiler industry. However, there can be no assurance such recovery will actually occur.

Important Considerations Related to Forward-Looking Statements

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For these statements, Gold Kist claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions, which could prove inaccurate and therefore there can be no assurance that the "forward-looking statements" will prove to be accurate. There are many factors, which could cause actual results to differ materially from those anticipated by statements made herein. In light of these risks and uncertainties, the Association cautions readers not to place undue reliance on any forward-looking statements. The Association undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

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

Future Accounting Requirements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB
Statement No. 13 and Technical Corrections, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FASB Interpretation 46, Consolidation of Variable Interest Entities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. These statements will be effective for the Company's year beginning June 29, 2003 except for FASB Interpretation 45, which was effective for interim and annual periods ending after December 15, 2002, but not applicable to the Company. The Company does not anticipate that these statements will have a material impact on the Company's consolidated financial statements.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At March 29, 2003, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

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

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Designation of Exhibit in this Report      Description of Exhibit
         Statement of Chief Executive Officer of    B-99(a)(1)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

         Statement of Chief Financial Officer of    B-99(a)(2)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.


     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 29, 2003.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date        May 12, 2003
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date        May 12, 2003
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Page 14

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Designation of Exhibit in this Report      Description of Exhibit
         Statement of Chief Executive Officer of    B-99(a)(1)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

         Statement of Chief Financial Officer of    B-99(a)(2)
         Gold Kist Inc. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of
         2002.

        (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended March 29, 2003.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date        May 12, 2003                   /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date        May 12, 2003                   /s/ Stephen O. West
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)
                               CERTIFICATION
I, John Bekkers, Principal Executive Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003
                             /s/ John Bekkers
                                [Signature]
                      Title:  Chief Executive Officer
                               CERTIFICATION
I, Stephen O. West, Principal Financial Officer of Gold Kist Inc., certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Gold Kist Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003
                            /s/ Stephen O. West
                                [Signature]
                      Title:  Chief Financial Officer
[15105]