Form 10-K
period 2003-06-28
GOLD KIST INC
filed 2003-09-23
CIK 215994

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 28, 2003      Commission File
No. 2-59958

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _____ No ___X___

               DOCUMENTS INCORPORATED BY REFERENCE
                         Not Applicable.

                        TABLE OF CONTENTS

     Item                                         Page


 1.  Business (and Properties) . .  . . . . .                 1

 2.  Properties  . . . . . . . . . . . . . .                  6

 3.  Legal Proceedings . .. . . . . . . . . .                 6

 4.  Submission of Matters to a Vote of
      Security Holders . . . . . . . . . . .                  6

 5.  Market for Registrant's Common Equity
      and Related Stockholder Matters  .  . .                 7

 6.  Selected Financial Data . . . . . . . . .                8

 7.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations. . . . . . . . . . . . . . . .               9

 7A. Quantitative and Qualitative Disclosure
      about Market Risk. . . . . . . . . . . .               17

 8.  Financial Statements and Supplementary Data             18

 9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure .               38

 9A. Controls and Procedures . . . . . .  . .                38

10.  Directors and Executive Officers of the
     Registrant  . . . . . . . . . . . . . .                 38

11.  Executive Compensation  . . . . . . . . . . .           40

12.  Security Ownership of Certain Beneficial Owners
      and Management and Related Stockholder Matters. .      43

13.  Certain Relationships and Related Transactions. .       43

15.  Exhibits, Financial Statement Schedules,
      and Reports on Form 8-K  . . . . . . . . . . . .       44



                         GOLD KIST INC.

      ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 28, 2003

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

     Gold Kist conducts broiler production operations, providing both marketing and purchasing services to its cooperative patrons. The Association also conducts pork production operations and marketing business, and participates as a member of a limited liability company which is engaged in the production and sale of hogs.


                             POULTRY
Broilers

     Gold Kist's cooperative broiler operation is organized into broiler divisions, each encompassing one or more of Gold Kist's broiler complexes. Each Gold Kist broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s) and management, and accounting office(s), and transportation facilities. The complexes operated by Gold Kist in fiscal 2003 were headquartered in Boaz, Russellville and Trussville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sanford and Siler City, North Carolina; and Sumter,
South Carolina. Gold Kist intends to cease operations at its Trussville operations, effective November 2, 2003. The broiler growers, pullet producers and hatching egg producers for each complex are members of Gold Kist. The facilities and operations of each complex are designed to furnish the growers flocks of chicks, feed and medicines, and to provide processing services for the broilers grown.

     The principal products marketed by Gold Kist are whole chickens, cut-up chickens, segregated chicken parts and further processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Ice pack chicken is packaged in ice or dry ice and sold primarily to distributors, grocery stores and fast food chains. Chill pack chicken is packaged for retail sale and kept chilled by mechanical refrigeration from the packing plant to the store counter. Frozen chicken is marketed primarily to school systems, the military services, fast food chains and in the export market. Further processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to fast food and grocery store chains. Chill pack chicken is sold in certain localities under the Gold Kist Farmsr and Young 'n Tenderr labels; however, some is sold under customers' private labels. Most of the frozen chicken carries the Gold Kistr or Early Birdr label. Cornish game hens were marketed in fiscal 2003 in fresh and frozen form primarily to hotels, restaurants and grocery stores under the Gold Kist Farms, Young 'n Tender and Medallionr labels. Medallion, Big Valuer, Gold Kist Farms, Young 'n Tender and Early Bird are registered trademarks of Gold Kist Inc.

     Principal raw materials utilized by Gold Kist for the production of poultry include agricultural commodities such as corn and soybeans utilized as feed ingredients in the production of poultry feed by the Association. The principal source of these commodities has been domestic U.S. production, principally in the Midwestern United States. The availability of feed ingredients at reasonable to low prices has been generally favorable for the Association because of the increased stocks of such commodities generated by large domestic crops in the last five years although prices for such commodities increased in fiscal 2003 due to reduced domestic production. The Association believes that the availability of such commodities in the next fiscal year will be adequate due to an expected increased domestic harvest in 2003, dependent upon weather conditions.

     Poultry products were marketed in fiscal 2003 directly from the Association's corporate headquarters in Atlanta. The plants at Athens, Carrollton, Boaz, and Live Oak have special distribution facilities, and there are five separate distribution facilities located in Florida, Tennessee, and Ohio. The Association also operated distribution facilities in Mt. Sterling, Kentucky for a portion of fiscal 2003. Cornish game hens have been processed at facilities in Trussville, Alabama and marketed from the Atlanta headquarters.

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

     The  following table shows the amount and percentage of Gold
Kist's net sales volume from continuing operations contributed by
sales  of broiler products for each of the years indicated.   See
Note 1  of Notes to Consolidated Financial Statements.

                    Fiscal Year Ended (000's Omitted)

                    June 30,       June 29,       June 28,
                    2001           2002           2003
Broiler Products
Volume              $1,777,495     $1,845,744     $1,832,328
Percentage (%)      98.2           99.0           98.8



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


                          EXPORT SALES

     Gold Kist owns no physical facilities overseas and has no overseas employees. Product sales managers maintain sales networks overseas through contacts with independent dealers and customers. During the fiscal year ended June 28, 2003, the approximate export sales volume of poultry was $56.4 million. During that period, export sales were mainly to customers in Russia, Eastern Europe, the Far East, Mexico, Central and South America and the Caribbean.

     Export sales involve an additional element of transportation and credit risk to the shipper beyond that normally encountered in domestic sales.

     Gold Kist faces competition for export sales from both domestic and foreign suppliers. In export poultry sales, Gold Kist faces competition from other major United States producers as well as companies in France, China, Thailand, and Brazil. Tariff and non-tariff barriers to United States poultry established by the European Economic Community (EEC) since 1962 have virtually excluded Gold Kist and other United States poultry exporters from the EEC market. Continued restrictions placed by Russian authorities on the export of U.S. poultry to Russia beginning in March 2002 adversely impacted the export sales of domestic suppliers into fiscal 2003. In addition, EEC exporters are aided in price competition with United States exporters in certain markets by subsidies from their governments.


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

Poultry

      The   poultry  processing  plants  operated  as  Gold  Kist
facilities in fiscal 2003 are located at Boaz, Russellville, Trussville and Guntersville, Alabama; Athens, Douglas, Ellijay
and   Carrollton,  Georgia;  Live  Oak,  Florida;  Sumter,  South
Carolina;  and  Sanford  and Siler City, North  Carolina.   These
plants   have   an  aggregate  weekly  processing   capacity   of
approximately  14.4  million broilers and  400,000  cornish  game
hens.   The  plants  are  supported  by  hatcheries  located   at
Albertville, Crossville, Cullman, Curry, Ranburne, Russellville, and Scottsboro, Alabama; and Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas, and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 15.3 million chicks. Additionally, Gold
Kist   operates  eleven  feed  mills  to  support   its   poultry
operations; the mills have an aggregate annual capacity of approximately 4.7 million tons and are located in Guntersville, Jasper (closed in March 2003) and Pride, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

    The Association operated six separate distribution centers in fiscal 2003 in its sales and distribution of poultry products:
Tampa, Pompano Beach, and Crestview, Florida; Mt. Sterling, Kentucky; Nashville, Tennessee; and Cincinnati, Ohio. The Mt. Sterling facility was closed in April 2003.

     Gold Kist currently operates four pork production centers. These production facilities include a gilt production center in Stephens, Georgia; two gilt and pork production centers located at Kingston, Georgia; and a boar and pork production center headquartered in Stephens, Georgia.

    The Association holds all of the facilities in fee except for the corporate headquarters building (lease expires April 30, 2010); poultry distribution facilities at Tampa, Florida (lease expires May 14, 2005) and Nashville (lease expires December 31,
2006) Tennessee; and Crossville, Alabama, poultry hatchery facility (lease expires February 23, 2088).

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

     The Georgia Environmental Protection Division ("GEPD") has listed the site of the former Gold Kist chemical blending facility in Cordele, Georgia on Georgia's Hazardous Sites Inventory list under the State's Hazardous Sites Response Act due to the presence of pesticide and other residue above regulatory standards. Gold Kist sold this facility in 1985. Remediation may be required in the future to meet regulatory clean-up standards. Since the extent of the conditions at the site have not been completely defined at this time, Gold Kist is unable to estimate cost of the compliance to be required of Gold Kist for this location. Management believes that the potential cost of compliance for Gold Kist would not have a material effect on Gold Kist's financial condition or results of operations.

     In May of 2002, the EPA filed a lawsuit against a number of defunct former owners of an allegedly contaminated Superfund Site in Tifton, Georgia. In addition, EPA has investigated several other parties, including Gold Kist, with respect to the site. Settlement discussions with all parties began in April of 2003. While Gold Kist is unable to estimate the cost of settlement to be required of Gold Kist for this location, Management believes that the potential cost of settlement or compliance would not have a material effect on the financial condition or results of operations of the Company.

     The regulatory powers of various federal and state agencies, including the federal Department of Labor and the U.S. Department of Agriculture, apply throughout the agricultural industry, and many of Gold Kist's products and facilities are subject to the regulations of such agencies.


                         HUMAN RESOURCES

     Gold Kist has approximately 17,000 employees during the course of a year. Gold Kist's processing facilities operate year round without significant seasonal fluctuations in manpower requirements. Gold Kist has approximately 3,500 employees who are covered by collective bargaining agreements. Employee relations are considered to be generally satisfactory.


                        PATRONAGE REFUNDS

    The By-Laws of Gold Kist provide that Gold Kist shall operate on a cooperative basis. After the close of each fiscal year, the net taxable margins of Gold Kist for that year from business done with or for member patrons (patronage margins) are computed and, after deductions for a reasonable reserve for permanent non-allocated equity and after certain adjustments, these margins are distributed to members as patronage refunds on the basis of their respective patronage (business done with or through the Association) during that year. Upon the determination of the total patronage refund for any fiscal year, this amount is allocated among the several operations of Gold Kist, as determined by the Board of Directors in light of each operation's contribution for the year.

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


Item 6.   Selected Financial Data.


              SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" for each of the years in the five-year period ended June 28, 2003 and "Consolidated Balance Sheet Data" as of June 26, 1999, July 1, 2000, June 30, 2001, June 29, 2002 and
June 28, 2003 are derived from the consolidated financial statements of Gold Kist Inc. and subsidiaries. The consolidated financial statements as of June 29, 2002 and June 28, 2003 and for each of the years in the three-year period ended June 28, 2003, and the report thereon of KPMG LLP, which is based partially upon the report of other auditors, are included elsewhere herein. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the aforementioned consolidated financial statements, the related notes and the independent auditors' reports.

                               For Fiscal Years Ended (000's omitted)
Consolidated Statement of  June 26,  July 1,  June 30,  June 29,   June 28,
Operations Data:             1999     2000      2001      2002       2003
Net sales volume         $1,822,708 1,770,453 1,810,755 1,863,828 1,855,126
Margins (loss) from
 continuing operations   $   68,815   (26,503)   33,280    47,629   (51,452)

                                        As of (000's omitted)
Consolidated Balance Sheet  June 26,  July 1,  June 30,  June 29,  June 28,
Data:                         1999      2000     2001      2002      2003
Total assets               $ 814,137  881,290   870,056   789,529  762,047
Long-term liabilities      $ 275,408  331,837   322,289   314,858  412,554
Patrons' and other
 equity                    $ 279,367  239,490   272,550   283,161  183,897

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   After two decades of rapid growth, the poultry industry is maturing and will be dependent on new and value added product development, as well as expanded export opportunities for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from 49% to 55% during that period and this trend is expected to continue.

  The industry has experienced volatility in results of operations over the last five years and the following information addresses the various factors that have influenced the results and financial condition of Gold Kist during that period. Favorable broiler market prices continued during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of fiscal 1999 as the live production problems were resolved and supplies increased. Market prices for poultry dark meat were weak during fiscal 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through fiscal 2000 and most of fiscal 2001 due to increased production levels and the large supply of competing meats (pork and beef). Broiler prices strengthened during the first half of fiscal 2002 due to an improved supply/demand balance. Strong export demand, principally from Russia, favorably impacted both foreign and domestic markets and fueled higher broiler prices through the first eight months of fiscal 2002. However, on March 10, 2002, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices due to excess domestic supply. Export sales industry-wide declined by 20% during the fourth quarter of fiscal 2002. Although the Russian ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, fiscal 2003 sales to Russia were 60% below levels prior to the embargo. This increased the domestic supply and combined with higher supplies of competing meats, continued the downward pressure on broiler sales prices through 2003.

    According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, the forecast for calendar 2003 broiler meat production is 32.185 billion pounds, ready-to-cook weight, .91% above the
31.895 billion pounds produced in 2002. This is the smallest increase in broiler production for the industry in recent history. Heavier bird weights slightly offset lower egg sets and chick placements. The estimate for calendar 2004 production is 32.647 billion pounds, 1.44% over the 2003 forecast. Subject to the supplies of competing meats, the status of export markets and other factors, this nominal increase should contribute to improved broiler sales prices in 2004.

   The cost of feed grains, primarily corn and soybean meal, represents approximately fifty percent of total broiler production costs. Prices of feed grain commodities fluctuate in response to worldwide supply and demand. In 1999, average cash market prices for corn and soybean meal declined 20% and 34%, respectively, as a result of favorable U.S. grain production and the decline in world demand for feed grains. Feed grain prices generally held steady or slightly above these levels through fiscal 2002. Corn and soybean meal prices increased in 2003 by 25% and 18%, respectively, due to stronger worldwide demand and a reduced U.S. crop due to weather problems in grain producing areas. Feed costs are expected to decline in 2004 due to a projected increased U.S. and worldwide crop, dependent upon weather conditions.

   Gold Kist's poultry export sales for fiscal 2001, 2002 and 2003 were $68.8 million, $74.2 million and $56.4 million, respectively. Starting in fiscal 2000, poultry export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due to the ban on red meat imports from the European Union. Export sales continued strong through the first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban mentioned above, export sales for the last four months of fiscal 2002 decreased 57.1% as compared to the same period in fiscal 2001. The drop in export sales continued in fiscal 2003, decreasing 24% from 2002. Russia intends to implement an import quota system that would reduce U.S. poultry imports by an estimated 40% from levels prior to the embargo.

   In June 2002, the Association adopted a plan to withdraw from and discontinue participation in a pecan processing and marketing partnership, which was accomplished in January 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements. The Association's continuing operations are principally comprised of its poultry production, processing and marketing operations. The discussion and analysis of results of operations that follows relates to the continuing operations of the Association, unless otherwise noted, for each of the years in the three-year period ended June 28, 2003.

                           Results of Operations

  Fiscal 2002 Compared to Fiscal 2001

   For 2002, net sales increased 2.9% from $1.81 billion in 2001 to $1.86 billion in 2002. The increase was due primarily to a 1% improvement in average selling prices and a 4% increase in live weight pounds processed. The increase in poultry sales prices was principally due to strong export demand, experienced industry-wide, which favorably impacted both foreign and domestic markets. The increased export demand, principally from Russia, strengthened broiler sales prices through the first half of fiscal 2002. However, in March, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices and reduced export sales industry-wide during the second half of fiscal 2002. Although the ban was lifted in April 2002, only limited shipments resumed as new product specifications and poultry plant recertifications were required for export eligibility to Russia. Export sales only comprised approximately 4% of the Association's 2002 gross sales volume, however the increased domestic supply caused by the embargo led to a 2.7% decrease in overall broiler sales prices in the fourth quarter of fiscal 2002.

   The Association had net operating margins of $69.8 million for 2002 as compared to net operating margins of $65.5 million in 2001. The increase in net operating margins before the 2001 benefit curtailment gain was due primarily to the higher poultry selling prices and increased volume. These factors were partially offset by slightly higher overall total feed and other production costs for 2002 as compared to 2001 due to the increase in pounds processed. The Association's Pork Division posted an operating margin of $1.3 million in 2002 as compared to an operating margin of $2.4 million in 2001. The 1.2% decrease in distribution, administrative and general expenses in 2002 as compared to 2001 was principally due to benefit program changes implemented in 2001.

   The components in other deductions totaled $76 thousand in 2002 as compared to an $18.9 million deduction in 2001. Interest and dividend income was $9.4 million for 2002 as compared to $11.3 million for 2001.
The decrease was due to the receipt of the dividends for only the first half of 2002 from the Southern States Cooperative, Inc. (SSC) preferred securities. See Note 10(a) of Notes to Consolidated Financial Statements. No dividends were paid or declared on the preferred securities for the second half of 2002. Interest expense was $28 million for 2002 as compared to $40 million for 2001, a decrease of 30%. The decrease was due to lower average loan balances resulting from improved cash flow from operations and from the sale of investments, and lower market interest rates. The sale of the marketable equity security and other investments resulted in a pretax net gain of $15.6 million in 2002. The Association withdrew as a member of Golden Peanut Company effective June 30, 2001 and therefore had no equity in the earnings of the affiliate for fiscal 2002 as compared to $10 million in fiscal 2001. Miscellaneous, net was income of $2.9 million for 2002 as compared to a deduction of $241 thousand for 2001. Income from a hog grow-out joint venture with another regional cooperative was $1.1 million in 2002 as compared to $2.1 million in 2001 due to a decrease in hog market prices. This reduction was more than offset by gains on sales of assets of approximately $1.4 million in fiscal 2002 as compared to losses of $2.7 million in 2001.

   The combined federal and state effective tax rate for 2002 was 32% compared to 29% in 2001. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted for available tax credits, dividends received deductions and deductible nonqualified equity redemptions. See Note 7 of Notes to Consolidated Financial Statements.


   Fiscal 2003 Compared to Fiscal 2002

   For the year ended June 28, 2003, net sales volume decreased .5% from $1.864 billion in 2002 to $1.855 billion in 2003. The decrease in net sales volume was due primarily to a 2% decrease in average poultry sales prices, which was partially offset by a 1.1% increase in ready-to-cook
(RTC) broiler meat production. The decrease in average poultry sales prices was principally due to a reduction in export demand experienced industry-wide. The reduction resulted primarily from the Russian ban on U.S. chicken imports instituted in March 2002 and their continuing regulatory import restrictions. This event and problems with other export markets negatively impacted both foreign and domestic markets. This resulted in an oversupply of broiler meat and lower poultry sales prices. Increased supplies of competing meats, principally beef and pork, also were a significant factor leading to the downward pressure on poultry prices. Broiler prices improved during the fourth fiscal quarter of 2003 due to the impact of industry production constraints and seasonal demand.

   The Association's export sales of $56.4 million for 2003 were 24% lower than for 2002 due to the continuing impact of Russian import regulatory issues, increased foreign competition and problems with other export markets. Although the Russian ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, sales to Russia were 60% below prior year levels. Russia intends to implement an import quota system that would reduce U.S. poultry exports by 40% from levels prior to the embargo.

   The Association had net operating losses of $19.6 million for 2003 as compared to net operating margins of $69.8 million in 2002. The decrease in operating margins was due primarily to the decrease in poultry selling prices and a 6.2% increase in the cost of sales. The increased costs were attributable to higher feed ingredient and production costs, including energy, for 2003 as compared to 2002. Total feed costs in 2003 were 12.5% higher than 2002. These increases were partially offset by the receipt of $8.9 million in June 2003 representing Gold Kist's share as a class claimant in the class action litigation against methionine suppliers for overcharges. Also as part of the implementation of an automated system for spare parts and supply inventories, the Company changed its level of item cost for inclusion in inventory. The change resulted in an approximate additional $4.6 million of spare parts and supplies capitalized in 2003. The Association's Pork Division posted a net operating loss of $3.1 million as opposed to a net operating margin of $1.3 million in 2002. The 6.4% decrease in distribution, administrative and general expenses was principally due to the absence of incentive compensation accruals due to the net loss for 2003, a general salary freeze and lower benefit costs due to benefit plan changes effected in 2002 and 2003.

    In October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan and in April 2003, the Association substantially curtailed its postretirement medical plan for existing retirees. The postretirement medical plan for active employees was curtailed in January 2001. Previously eligible retired employees between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. A gain from these curtailments of approximately $20.3 million is reflected in the 2003 consolidated statement of operations with the accompanying reduction in the accrued postretirement benefit liability in the accompanying 2003 consolidated balance sheet.

  Interest and dividend income was $2.3 million in 2003 as compared to $9.4 million in 2002. The amount for 2002 was earned principally from the Southern States Cooperative, Inc. (SSC) capital trust and preferred securities. No dividends or interest were paid or accrued on these securities in 2003. In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the trust securities from SSC, SSC would defer the trust certificates interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters through July 2003 have also been deferred. As a result of the deferral of the interest payments, the Association has reduced the carrying value of the SSC securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the year ended June 28, 2003. As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

  Interest expense was $25.0 million in 2003, 10.7% below the $28.0 million incurred in 2002. The decrease in interest expense was due to lower average market interest rates partially offset by higher average loan balances and fees. See Note 4 of Notes to Consolidated Financial Statements.

   Miscellaneous, net of $2.4 million expense for the year ended June 28, 2003 includes the litigation settlement payment in December 2002 related to Golden Peanut Company, LLC. See Note 9 of Notes to Consolidated Financial Statements.

   The Association's combined federal and state effective income tax rate used to calculate the tax benefit of the 2003 loss before income taxes was 25%. The combined effective rate for 2002 was 32%. The limited 2003 tax benefit is due to the deferred income tax valuation allowance established for the unrealized capital losses resulting from the write down of the SSC investment and the dissolution of the pecan processing and marketing partnership. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity cash refunds and redemptions. See Note 7 of Notes to Consolidated Financial Statements.

   In response to the adverse operating conditions in 2003, the Company instituted a cost reduction plan freezing pay levels, reducing staff and overtime, implementing further employee benefit plan reductions/eliminations and selling certain non-operating assets. However, if broiler sales prices deteriorate further or operating costs increase without a corresponding increase in broiler sales prices, the Association will have to implement further cost reduction measures or asset sales.

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

   In October 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility were essentially unchanged.

  In September 2002, the Company refinanced and extended the Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2004 and a $95 million Term Loan maturing November 2005. The interest rates on the facility ranged from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial conditions. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

   In connection with the dissolution of the pecan processing and marketing partnership in January 2003, the Association paid $20 million on the partnership's line of credit and received notes from the parent corporation of the other former general partner in the amount of $11.7 million. The notes bore interest at 12% and were recorded at a discounted amount representing their estimated fair value. The $20 million payment by Gold Kist was financed from a $10 million drawing from the Senior Secured Credit Facility and a $10 million note from an agricultural credit bank. On August 22, 2003, Gold Kist settled all outstanding notes receivable for $3.8 million, which exceeded the carrying value of the notes.

   In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%. No amounts were outstanding under the Temporary Facility at June 28, 2003.

   The amendment also revised the loan covenants and the interest rate pricing structure for the Senior Secured Credit Facility. The interest rates on the Senior Secured Credit Facility range from 2% to 4% over LIBOR, adjusted quarterly based on the Company's financial condition. Covenant changes included increased reporting requirements and amended financial covenants. As of September 22, 2003, Gold Kist has $43.85 million available under its Senior Secured Credit Facility, excluding the Temporary Revolving Credit Facility which matures September 30, 2003.

   Covenants under the terms of the loan agreements include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 28, 2003, the Association was in compliance with all applicable loan covenants. See Note 4 of Notes to Consolidated Financial Statements.

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

   In 2001, cash provided by operating activities was $71.9 million, a significant improvement from 2000. Operating cash flow provided by depreciation and amortization expense and reductions in current assets was partially offset by the noncash gain from the curtailment of the post retirement medical plan and related pension plan settlements, and the equity in the undistributed earnings of Golden Peanut Company. The net cash flow from operating activities, along with additional net long-term borrowings, was used to repay short-term borrowings, which included maturing Subordinated Certificates, and to pay for capital expenditures of $33.5 million and net equity redemptions of $5.9 million.

   In 2002, cash provided from operating activities was $68.0 million as compared to $71.9 million in 2001. The net cash flow from operating activities in fiscal 2002, along with the cash provided from the sale of investments of $90.9 million, was used to repay short-term and long-term borrowings, which included the maturing Subordinated Certificates. Capital expenditures of $38.9 million and net equity redemptions of $4.4 million were also paid through the cash provided by operating and investing activities.

   Working capital and patrons' and other equity were $160.0 million and $283.2 million, respectively, at June 29, 2002 as compared to $121.1 million and $272.6 million, respectively, at June 30, 2001. The increase in working capital reflected the increase in inventories and other current assets, and the repayment of short-term borrowings from cash provided from operations and the sale of investments. The increase in patrons' equity reflected the improvement in 2002 net margins, net of equity redemptions.

   In 2003, cash used in operating activities of continuing operations was $15.7 million as compared to cash provided by operations of $68.0 million in 2002. The decrease was due to the $51.4 million net loss from continuing operations, which included noncash benefit plan curtailment gains of $20.3 million, partially offset by depreciation and the $24.1 million unrealized loss on investment. Net cash used during 2003 in investing activities and discontinued operations was $28.3 million and $18.4 million, respectively, as compared to net cash provided from investing activities of $45.2 million in 2002, principally from the sale of investments. Cash provided by financing activities in 2003 was $64.3 million, principally from the Revolving Credit Facility, as compared to cash used in financing activities in 2002 of $115.6 million.

   Working capital and patrons' and other equity were $210.2 million and $183.9 million, respectively, at June 28, 2003 as compared to $160.0 million and $283.2 million, respectively, at June 29, 2002. Working capital was higher at June 28, 2003 due to lower current liabilities resulting from the September 2002 refinancing that extended the Revolving Credit Facility to November 2004. This change resulted in the classification of the Revolving Credit Facility as long-term debt. At June 28, 2003, $83.0 million was outstanding under the Revolver. The decrease in patrons' and other equity principally reflects the 2003 net loss and a charge to other comprehensive income (loss) to recognize the minimum pension liability as of June 28, 2003. See Note 8 of Notes to Consolidated Financial Statements.

   The Association had capital expenditures of $34.7 million in 2003, which were limited to the completion of existing projects and essential replacements. For 2003, cash expenditures were approximately $5.0 million for equity redemptions, net of insurance proceeds, and $1.7 million for cash patronage refunds. In August 2003, the Board of Directors of the Association suspended the early cashing of notified equity at the request of the holder, but will continue to pay the full face value to the estates of deceased equity holders subject to a $4.0 million limitation on total equity cashings in 2004. See Note 6 of Notes to Consolidated Financial Statements.

   The Association plans capital expenditures approximating $45 million in 2004 that primarily include completion of existing projects and necessary replacements. Management intends to finance planned 2004 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed. In 2004, management expects cash expenditures to approximate $4.0 million for equity redemptions. It is projected that the Association will be required to fund pension plan contributions commencing in 2005. The funding amount for calendar 2005 is projected at approximately $7 million.

   In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at June 28, 2003 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives during 2004, to fund the repayment of outstanding Subordinated Certificates as they mature and to meet the above 2004 obligations. In the event such amounts are not sufficient, Gold Kist will pursue additional sources of financing or asset sales, although no assurances can be given that such additional sources of financing or asset sales will be sufficient for Gold Kist to meet its obligations.

Contractual Obligations

   Obligations under long-term debt, non-cancelable operating leases and feed ingredient purchase commitments at June 28, 2003 are as follows (in millions):

                                      Payments Due by Period
                               Less than                         After
Contractual Obligations  Total   1 year   1-3 years  4-5 years  5 years
Long-term debt (a)      $346.2     22.2     243.9       26.1      54.0
Operating leases          53.7     15.5      21.7       14.3       2.2
Feed ingredient
  purchase commitments(b)150.7    150.7         -          -         -
  Total                 $550.6    188.4     265.6       40.4      56.2

  (a) Excludes $13.7 million in letters of credit outstanding related to normal business transactions.

  (b) Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business.Unpriced feed ingredient commitments are priced at market as of June 27, 2003 for the month of delivery. If necessary, these commitments could be settled at a gain or a loss dependent on grain market conditions.

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

  Valuation of Investments - The Company has an investment in the preferred and capital trust securities of Southern States Cooperative, Inc. (SSC).
The Company has accounted for the capital trust securities as "available for sale" securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS 115). The capital trust securities are reflected at an approximate fair value based on discounted cash flows using interest rates for similar securities. As a result, changes in interest rates or credit worthiness of SSC would impact the approximate fair value. The preferred stock is an equity security that does not have a readily determinable market value and is carried at cost in accordance with the "Audit and Accounting Guide for Agricultural Cooperatives" issued by the American Institute of Certified Public Accountants.

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

   Accrued Self-Insurance Costs - The Company is self-insured for certain losses related to property, fleet, product and general liability, worker's compensation and employee medical benefits. Stop loss coverage is maintained with third party insurers to limit the total exposure to the
Company. Estimates of the ultimate cost of claims incurred as of the balance sheet date are accrued based on historical data and estimated future costs. While the Company believes these estimates are reasonable based on the information available, actual costs could differ and materially impact the results of operations and financial position.

  Employee Benefits - The Company incurs various employment-related benefit costs with respect to qualified and nonqualified pensions and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. The Company utilizes third party actuarial firms to assist management in determining these assumptions. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

   Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The recoverability of the tax assets recorded on the balance sheet is based on both historical and anticipated earnings levels of the Association and is reviewed to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

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

   Among  the  factors  that  may  affect  the  operating  results  of  the
Association are the following: (i) fluctuations in the cost and availability of raw materials, such as feed ingredients; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including competitive factors and the supply and pricing of alternative proteins; (iv) effectiveness of sales and marketing programs; (v) risks associated with leverage, including cost increases due to rising interest rates; (vi) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (vii) disease outbreaks affecting broiler production and/or marketability of the Association's products;
(viii) contamination of products, which can lead to product liability and product recalls; (ix) access to foreign markets together with foreign economic conditions; and (x) changes in general economic conditions.

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

Future Accounting Requirements

   The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB
Statement No. 13 and Technical Corrections, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FASB Interpretation 46, Consolidation of Variable Interest Entities, SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. These statements will be effective for the Company's year beginning June 29, 2003 except for FASB Interpretation 45, which was effective for interim and annual periods ending after December 15, 2002, but did not have material impact to the Company. The Company does not anticipate that these statements will have a material impact on the Company's consolidated financial statements.

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

Commodities Risk

   The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At June 29, 2002 and June 28, 2003, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Interest Rate Risk

  The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). A 1% change in LIBOR would increase annual interest expense by approximately $2.0 million. See Note 4 of Notes to Consolidated Financial Statements.


Item 8.    Financial Statements and Supplementary Data.


                             INDEX

FINANCIAL STATEMENTS:                                      Page

 GOLD KIST INC.
 CONSOLIDATED FINANCIAL STATEMENTS:
 Independent Auditors' Reports                              19
 Consolidated Balance Sheets as of June 29, 2002
    and June 28, 2003                                       21
 Consolidated Statements of Operations for the years
    ended June 30, 2001, June 29, 2002 and
    June 28, 2003                                           22
 Consolidated Statements of Patrons' and Other Equity
      and Comprehensive Income (Loss) for the years ended
    June 30, 2001, June 29, 2002 and June 28, 2003          23
 Consolidated Statements of Cash Flows for the years
    ended June 30, 2001, June 29, 2002 and
    June 28, 2003                                           24
 Notes to Consolidated Financial Statements                 25

FINANCIAL STATEMENT SCHEDULES
(Included in Part IV of this Report):

FINANCIAL STATEMENT SCHEDULE:
 Valuation Reserves and Qualifying Accounts for the
    years ended June 30, 2001, June 29, 2002 and
    June 28, 2003                                           45




                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Gold Kist Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 29, 2002 and June 28, 2003, and the related consolidated statements of operations, patrons' and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 28, 2003, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries, an investment accounted for using the equity method of accounting, as described in Note 10(c) to the consolidated financial statements, for the year ended June 30, 2001. The consolidated financial statements of Golden Peanut Company, LLC and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Peanut Company, LLC and Subsidiaries for the year ended June 30, 2001, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 29, 2002 and June 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG LLP


Atlanta, Georgia
September 5, 2003, except
for the tenth paragraph of
Note 4, as to which the
date is September 22, 2003


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Golden Peanut Company, LLC

    We have audited the accompanying consolidated statements of operations, members' equity, and cash flows of Golden Peanut Company, LLC and subsidiaries (the "Company") for the year ended June 30, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Golden Peanut Company, LLC and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP


Atlanta, Georgia
August 31, 2001, except
for the fourth paragraph
of Note 11, as to which
the date is September 17, 2001

                              GOLD KIST INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

                                            June 29, 2002    June 28, 2003
                             ASSETS
Current assets:
 Cash and cash equivalents                    $   8,997          11,026
 Receivables, principally trade, less
  allowance for doubtful accounts of
  $1,194 in 2002 and $2,002 in 2003             110,470         104,699
 Inventories (note 2)                           191,130         196,728
 Deferred income taxes (note 7)                  18,285          43,270
 Other current assets                            22,587          20,100
  Total current assets                          351,469         375,823
Investments (note 10)                            91,311          66,805
Property, plant and equipment, net
  (note 3)                                      229,476         226,905
Prepaid pension costs (note 8)                   43,419               -
Deferred income taxes (note 7)                   12,008          26,822
Other assets                                     61,846          65,692
                                               $789,529         762,047


                     LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and current maturities of
  long-term debt (note 4):
  Short-term borrowings                        $ 10,000               -
  Current maturities of long-term debt           15,626          22,162
                                                 25,626          22,162
 Accounts payable                                64,361          63,281
 Accrued compensation and related
  expenses                                       34,962          31,875
 Interest left on deposit (note 4)                9,773           8,495
 Other current liabilities                       38,407          39,783
 Net liabilities - discontinued
  operations (note 11)                           18,381               -
  Total current liabilities                     191,510         165,596
Long-term debt, less current maturities
  (note 4)                                      250,644         324,011
Accrued pension costs (note 8)                   10,287          44,487
Accrued postretirement benefit costs
  (note 8)                                       29,628          10,119
Other liabilities                                24,299          33,937
  Total liabilities                             506,368         578,150
Patrons' and other equity (note 6):
 Common stock, $1.00 par value -
  Authorized 500 shares;     issued and
  outstanding 18 in 2002 and 2 in 2003               18               2
 Patronage reserves                             195,620         185,620
 Accumulated other comprehensive loss            (2,169)        (43,448)
 Retained earnings                               89,692          41,723
  Total patrons' and other equity               283,161         183,897
Commitments and contingencies (notes 4,
 5, 8 and 9)
                                               $789,529         762,047


       See accompanying notes to consolidated financial statements.

                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in Thousands)


                                                Years Ended
                                June 30, 2001  June 29, 2002 June 28, 2003
Net sales volume                 $1,810,755      1,863,828     1,855,126
Cost of sales                     1,690,437      1,706,582     1,813,106
   Gross margins                    120,318        157,246        42,020
Distribution, administrative
   and general expenses              88,507         87,486        81,859
Benefit plans settlement and
curtailment gains (note 8)           33,727              -        20,257
   Net operating margins (loss)      65,538         69,760       (19,582)
Other income (deductions):
   Interest and dividend
     income (note 10(a))             11,328          9,426         2,283
   Interest expense                 (39,996)       (27,962)      (24,968)
   Gain on sale of marketable
     equity security and other
     investments (note 10(b))             -         15,578             -
   Unrealized loss on investment
     (note 10(a))                         -              -       (24,064)
   Equity in earnings of
     affiliate (note 10(c))          10,048              -             -
   Miscellaneous, net                  (241)         2,882        (2,428)
     Total other deductions         (18,861)           (76)      (49,177)
   Margins (loss) from
     Continuing operations
     before income taxes             46,677         69,684       (68,759)
Income tax expense (benefit)
   (note 7)                          13,397         22,055       (17,307)
   Margins (loss) from continuing
   operations                        33,280         47,629       (51,452)
Discontinued operations
   (note 11):
   Loss from operations of
     discontinued joint venture
     partnership (less applicable
     income tax benefit of $126
     thousand and $7.3 million
     for the years ended June 30,
     2001 and June 29, 2002,
     respectively)                     (214)       (13,543)            -
   Net margins (loss)            $   33,066         34,086       (51,452)


       See accompanying notes to consolidated financial statements.

                              GOLD KIST INC.
           CONSOLIDATED STATEMENTS OF PATRONS' AND OTHER EQUITY
                      AND COMPREHENSIVE INCOME (LOSS)
    For the Years Ended June 30, 2001, June 29, 2002 and June 28, 2003
                          (Amounts in Thousands)
                                         Accumulated other
                                        comprehensive income
                                               (loss)
                                         Unrealized
                                          gain on
                                         marketable Pension
                       Common  Patronage   equity  liability  Retained
                       stock    reserves  security adjustment  earnings Total
July 1, 2000          $    30   197,520    8,747     (582)    33,775   239,490
 Comprehensive
  income:
  Net margins for
   2001                     -         -        -        -     33,066    33,066
  Change in value
   of marketable
   equity
   security, net
   of tax (note
   10(b))                   -         -    8,812        -          -     8,812
  Additional
   minimum pension
   liability, net
   of tax                   -         -        -   (1,527)         -    (1,527)
 Total
   Comprehensive
   income                                                               40,351
 Redemptions and
   other changes           (1)   (8,242)       -        -       952     (7,291)
June 30, 2001              29   189,278   17,559   (2,109)   67,793    272,550
 Comprehensive
  income:
  Net margins for
   2002                     -    14,248        -        -    19,838     34,086
  Change in value
   of marketable
   equity
   security, net
   of tax (note
   10(b))                   -         -    7,920        -         -      7,920
  Reclassification
   adjustment,
   gain on sale
   of marketable
   equity security,
   net of tax
   (note 10(b))             -        -   (25,479)       -         -    (25,479)
  Additional minimum
   Pension liability,
   net of tax               -        -         -      (60)        -        (60)
 Total
  comprehensive
  income                                                                16,467
 Cash portion of
  nonqualified
  patronage refund          -   (1,656)        -        -         -     (1,656)
 Redemptions and
  other changes           (11)  (6,250)        -        -     2,061     (4,200)
June 29, 2002              18  195,620         -   (2,169)   89,692    283,161
 Comprehensive loss:
  Net loss for 2003         -        -         -        -   (51,452)   (51,452)
  Additional minimum
   pension liability,
   net of tax               -        -         -  (41,279)        -    (41,279)
 Total comprehensive
  loss                                                                 (92,731)
 Redemptions and
  other changes           (16) (10,000)        -        -     3,483     (6,533)
June 28, 2003          $    2  185,620         -  (43,448)   41,723    183,897



          See accompanying notes to consolidated financial statements.


                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in Thousands)
                                              Years Ended
                                June 30, 2001 June 29, 2002  June 28, 2003
Cash flows from operating
 activities:
 Margins (loss) from continuing
  operations                       $ 33,280        47,629        (51,452)
 Non-cash items included in
  margins (loss) from continuing
  operations:
  Depreciation and amortization      42,747        39,071         39,495
  Unrealized loss on investment           -             -         24,064
  Post retirement benefit plans
   curtailment gains                (33,727)            -        (20,257)
  Gain on sale of marketable
   equity security and other
   investments                            -       (15,578)             -
  Equity in earnings of
   partnership                      (10,048)            -              -
  Deferred income tax expense
   (benefit)                         13,929        14,012        (14,850)
  Other                                 913         5,633          3,664
 Changes in operating assets and
  liabilities:
  Receivables                          (299)       (3,473)         5,771
  Inventories                         8,007       (16,076)        (5,598)
  Other current assets                6,715         6,392          2,994
  Accounts payable, accrued and
   other expenses                    10,423        (9,610)           518
Net cash provided by (used in)
 operating activities of
 continuing operations               71,940        68,000        (15,651)

Net cash used in operating
 activities of discontinued
 operations                               -             -        (18,381)

Net cash provided by (used in)
 operating activities                71,940        68,000        (34,032)
Cash flows from investing
 activities:
 Acquisitions of investments           (818)         (671)             -
 Acquisitions of property, plant
  and equipment                     (33,495)      (38,899)       (34,651)
 Proceeds from disposal of
  investments                             8        90,891            482
 Proceeds from employee life
  insurance policy surrenders             -             -          7,537
 Other                                1,523        (6,092)        (1,651)
Net cash provided by (used in)
 investing activities               (32,782)       45,229        (28,283)
Cash flows from financing
 activities:
 Short-term borrowings, net         (33,730)      (88,220)       (10,000)
 Proceeds from long-term debt       140,000        95,000        202,920
 Principal payments of long-term
  debt                             (136,868)     (117,928)      (126,024)
 Patronage refunds and other
  equity paid in cash                (5,892)       (4,423)        (7,601)
 Proceeds from employee life
 insurance policy borrowings              -             -          5,049
Net cash provided by (used in)
 financing activities.              (36,490)     (115,571)        64,344
Net change in cash and cash
 equivalents                          2,668        (2,342)         2,029
Cash and cash equivalents at
 beginning of year                    8,671        11,339          8,997
Cash and cash equivalents at
 end of year                     $   11,339         8,997         11,026
Supplemental disclosure of cash
 flow data:
 Cash paid (received) during the
  years for:
  Interest (net of amounts
   capitalized)                  $   39,538        31,125         25,571
  Income taxes                   $   (6,042)        7,831         (5,855)



       See accompanying notes to consolidated financial statements.


                              GOLD KIST INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              June 30, 2001, June 29, 2002 and June 28, 2003
                       (Dollar Amounts in Thousands)

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

          Certain reclassifications have been made in fiscal 2001 and 2002 to conform to the presentation in fiscal 2003.

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

  (e)  Property, Plant and Equipment

          Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

            Land improvements                     5 - 10 Years
            Buildings                            10 - 25 Years
            Office furniture and equipment 	  3 - 10 Years
            Automotive equipment                  3 -  5 Years
            Machinery and equipment               5 - 10 Years

  (f)  Investments

          Certain investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons' equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. Accordingly, it is not practical to determine these investments' fair value. The equity method of accounting is used for investments in other companies in which Gold Kist's voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies, which are not readily marketable, are stated at cost.

          Gold  Kist  applies the provisions of SFAS 115,  "Accounting  for
     Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS 115, the Company had previously classified its marketable equity security, which was sold in December 2001, as "available-for-sale" (see Note 10(b)). Accumulated other comprehensive income (loss) - unrealized gains and losses on "available-for-sale" securities are included as a separate component of patrons' and other equity in the accompanying consolidated financial statements, net of deferred income taxes.

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

  (h)  Fair Value of Financial Instruments

           Gold Kist's financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, and certain short-term debt and certain long-term debt bearing variable interest rates, the carrying value of the financial instrument approximates fair value. All financial instruments are considered to have an estimated fair value, which approximates carrying value at June 29, 2002 and June 28, 2003 unless otherwise specified (see notes 1(f) and 4).

  (i)  Impairment  of  Long-Lived Assets and  Long-Lived  Assets  to  Be
       Disposed Of

          Effective June 30, 2002, Gold Kist adopted SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets". The adoption of SFAS 144 did not impact the Gold Kist consolidated financial statements. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          Prior to the adoption of SFAS 144, Gold Kist applied the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  (j)  Comprehensive Income (Loss)

           Comprehensive income (loss) consists of net margins (loss), unrealized gains and losses on a marketable equity security and pension liability adjustments, net of tax, and is presented in the consolidated statements of patrons' and other equity and comprehensive income (loss).

  (k)  Goodwill

           In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill no longer be amortized; instead it will be annually tested for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption was permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements had not been issued.

           Effective July 1, 2001, the Association adopted SFAS No. 142. Approximately $20 million of goodwill is included in other assets in the accompanying consolidated balance sheets at June 29, 2002 and June 28, 2003. Based upon its annual assessment, the Association has determined that the fair value of its assets in the Poultry reporting unit exceeded their carrying value, including the goodwill. Goodwill amortization expense of $1.2 million is included in distribution, administrative and general expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001 with the same impact on net margins.

                                 GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

  (l)  Fiscal Year

          Gold  Kist  employs a 52/53-week fiscal year.   The  consolidated
     financial statements for 2001, 2002 and 2003 reflect 52 weeks, respectively. Fiscal 2004 will be a 52-week year.

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

(2)  Inventories

     Inventories are summarized as follows:

                                                 2002       2003

          Live poultry and hogs                $ 91,457     97,691
          Marketable products                    62,390     53,587
          Raw materials and supplies             37,283     45,450
                                               $191,130    196,728

           As a part of the implementation of an automated system for spare parts and supply inventories initiated in 2003 and expected to be completed in 2004, the Company changed its level of item cost requiring inclusion in inventory. The change resulted in the capitalization, as acquired, of an approximate additional $4.6 million into spare parts and supply inventory as of June 28, 2003.

(3)  Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:

                                                 2002       2003
          Land and land improvements           $ 31,372     32,222
          Buildings                             202,285    215,845
          Machinery and equipment               423,348    435,197
          Construction in progress                5,269      1,845
                                                662,274    685,109
          Less accumulated depreciation         432,798    458,204
                                               $229,476    226,905

(4)  Notes Payable and Long-Term Debt

      The Company's long-term debt includes the Series B Senior Exchange Notes and the Series C Senior Exchange Notes with an insurance company and term loans with an agricultural credit bank. The interest rates on these notes are adjusted quarterly using variable rates based on the Company's financial condition. As of June 28, 2003, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 12% and 12.25%, respectively. As of June 30, 2002, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 9.0% and 9.25%, respectively. The interest rates on the term loans were 8.46% and 9.41% at June 29, 2002 and June 28, 2003, respectively.

     At July 1, 2001, the Company's loan agreements included a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities ranged from 2.25% to 3% over LIBOR, adjusted quarterly based on the Association's financial condition. The interest rate on the five-year term loan was fixed at 10.57%.

                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

   In October 2001, the Association refinanced its Senior Secured Credit Facility, replacing the $100 million 364-day revolving line of credit due November 3, 2001 with a $110 million revolving line of credit due October 2002. The $95 million two-year term loan due November 2002 was also replaced with a $95 million two-year term loan due October 2003. Other terms and conditions of the credit facility were essentially unchanged.

  In September 2002, the Company refinanced and extended the Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2004 and a $95 million Term Loan maturing November 2005. The interest rates on the facility ranged from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

   In connection with the dissolution of the pecan marketing and processing partnership in January 2003 and the repayment of the partnership's line of credit, the Association obtained a $10 million term loan from an agricultural credit bank. The term note bears interest at LIBOR plus 3.5%.

   In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matures on September 30, 2003 and bears interest at LIBOR plus 4%. There were no amounts outstanding under the Temporary Facility at June 28, 2003. The interest rates on the Senior Secured Credit Facility were also changed in February 2003 to a range of 2% to 4% over LIBOR, adjusted quarterly based on the Association's financial condition.

  The Association's senior notes, senior secured credit facilities and term loans with an agricultural credit bank are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

  Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates. Certificates are redeemable at the request of the holder, subject to an interest penalty and other limitations.

   The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At June 28, 2003, the Association was in compliance with all loan covenants.

   As of September 22, 2003, Gold Kist has $43.85 million available under its Senior Secured Credit Facility, excluding the Temporary Revolving Credit Facility which matures September 30, 2003. Based upon Gold Kist's expected results for 2004 and amounts available under the Senior Secured Credit Facility, Gold Kist anticipates having sufficient liquidity to meet its obligations as they become due. In the event such amounts are not sufficient, Gold Kist will pursue additional sources of financing or asset sales, although no assurances can be given that such additional sources of financing or asset sales will be sufficient for Gold Kist to meet its obligations.




                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)


  Long-term debt is summarized as follows:

                                                            2002      2003
    Series B senior exchange notes, due in annual
     Installments of $2,727 beginning in February
     2002 with interest payable quarterly                 $ 27,273   24,546
    Series C senior exchange notes, due in annual
     installments of $2,273 beginning in May 2002
     with interest payable quarterly                        22,727   20,454
    Senior secured note payable with an insurance
     company due in November 2005 with interest
     payable quarterly at a fixed rate of 10.57%            45,000   45,000
    Term loan agreements with financial institutions,
     $5,000 due March 2004, September 2004 and
     March 2005 with the remainder due in November
     2005 (weighted average rate of 4.09% at
     June 29, 2002 and 4.32% at June 28, 2003)              95,000   95,000
    Revolving credit facility, due November 2004
     (weighted average interest rate of 4.27% at
     June 28, 2003)                                              -   83,000
    Term loan agreement with agricultural credit bank,
     due in semi-annual installments of $1,785 with
     interest payable monthly                               37,505   35,720
    Term loan agreement with agricultural credit
     bank, due in quarterly installments of $400
     beginning December 31, 2003 and $600 thereafter
     with interest payable monthly (weighted average
     interest rate of 4.85% at June 28, 2003)                    -   10,000
    Subordinated capital certificates of interest with
     original fixed maturities ranging from five to
     fifteen years, unsecured (weighted average interest
     rate of 7.9% at June 29, 2002 and 8.02% at
     June 28, 2003)                                         30,513   23,006
    Tax exempt industrial revenue bond due July 2015
     with variable interest rate (1.5% at June 29, 2002
     and 1.1% at June 28, 2003)                              7,500    7,500
    Pro rata share of mortgage loans, due in monthly
     installments to January 2010, secured by an office
     building (weighted average interest rate of 5.77%)        752    1,947
                                                           266,270  346,173
    Less current maturities                                 15,626   22,162
                                                          $250,644  324,011

  Annual required principal repayments on long-term debt for the five years subsequent to June 28, 2003 are as follows:

       Year:
       2004                                              $ 22,162
       2005                                               106,099
       2006                                               137,795
       2007                                                12,213
       2008                                                13,845

   Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the Series B and Series C senior exchange notes at June 29, 2002 and June 28, 2003 was approximately $48.2 million and $47.5 million, respectively. The estimated fair value of the term loans with the agricultural credit bank at June 29, 2002 and June 28, 2003 was approximately $35.1 million and $43.2 million, respectively, and the estimated fair value of the senior secured note with an insurance company was $46.7 million at June 29, 2002 and $46.1 million at June 28, 2003.
                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

(5)  Leases

   Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for 2001, 2002 and 2003 was $19.3 million, $24.2 million and $27.4 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 2003 are as follows:

       Year:
       2004                                               $15,472
       2005                                                12,351
       2006                                                 9,393
       2007                                                 7,844
       2008                                                 6,429
       Thereafter                                           2,196
                                                          $53,685

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

  Retained earnings include a "set aside" allocation of member margins with the amount based on financial ratios. In addition, the cumulative net margins (losses) resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries, and losses from patronage operations are reflected in retained earnings. Also included are amounts related to the early redemption of notified equity, representing the difference between the face value and the redemption amounts.

 (7) Income Taxes

  Total income tax expense (benefit) was allocated as follows:

                                                2001      2002       2003
  Margins (loss) from continuing operations   $13,397    22,055    (17,307)
  Discontinued operations                        (126)   (7,293)         -
  Patrons' and other equity - accumulated
    comprehensive income (loss):
    Unrealized gain on marketable equity
     security                                   4,745    (4,745)         -
    Pension liability adjustment                 (910)      (36)   (24,599)
                                              $17,106     9,981    (41,906)

   The provisions for income tax expense (benefit), principally Federal, related to margins (loss) from continuing operations consist of the following:

                                                2001      2002      2003
  Current expense (benefit)                   $  (532)    8,043    (2,457)
  Deferred expense (benefit)                   13,929    14,012   (14,850)
                                              $13,397    22,055   (17,307)

                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

  Gold Kist's combined federal and state effective tax rate from operations for 2001, 2002 and 2003 was 29%, 32% and 25%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in 2001, 2002 and 2003 to margins (loss) from continuing operations before income taxes for the applicable year follows:

                                               2001       2002       2003
  Computed expected income tax expense
    (benefit)                                $ 16,337    24,389    (24,066)
  Increase (decrease) in income tax
    expense (benefit) resulting from:
    Cash portion of nonqualified patronage
     refund                                         -      (580)         -
    Change in deferred tax valuation
     allowance                                     (7)        9     10,331
    Effect of state income taxes, net of
     Federal benefit                              783       146        656
    Dividends received deduction               (2,026)     (505)         -
    Nonqualified equity redemptions            (1,582)   (1,222)    (1,644)
    Employment credits                           (195)     (287)      (312)
    Other, net                                     87       105     (2,272)
                                             $ 13,397    22,055    (17,307)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 29, 2002 and June 28, 2003 are as follows:

                                                          2002       2003
  Deferred tax assets:
    Postretirement benefits                             $12,081     29,056
    Federal tax operating loss carryforward                   -     21,018
    Insurance accruals                                    9,474      9,007
    Federal alternative minimum tax
     carryforward                                         2,462      3,145
    General business credit carryforward                      -      2,558
    Allowance for doubtful accounts                         640      4,675
    State tax operating loss carryforwards                3,525      5,128
    Equity in partnerships                                6,186        972
    Unrealized capital loss on investment                 6,412     14,835
    Other assets                                          4,599      4,599
    Other                                                 2,285      3,762
     Total gross deferred tax assets                     47,664     98,755
    Less valuation allowance                               (399)   (10,730)
     Total net deferred tax assets                       47,265     88,025

  Deferred tax liabilities:
    Accelerated depreciation                             (6,257)    (7,477)
    Deferred compensation                               (10,715)   (10,456)
     Total deferred tax liabilities                     (16,972)   (17,933)
     Net deferred tax assets                          $  30,293     70,092

   The net change in the total valuation allowance for 2001, 2002 and 2003 was a decrease of $7 and an increase of $9 and $10,331, respectively. The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

   At June 28, 2003, Gold Kist has a net operating loss carryforward for federal income tax purposes of $60.1 million, which is available to offset future federal income taxes, if any, through 2023 and a general business credit carryforward for federal income tax purposes of $2.6 million, which is available to offset future federal income taxes, if any. The credits expire in 2018 through 2023.

   Gold Kist also has an alternative minimum tax credit carryforward for federal income tax purposes of $3.1 million, which is available to offset future federal income taxes, if any.

                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

 (8) Employee Benefits

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

  Medical and Life Insurance Plans

    Effective January 1, 2001, the Association substantially curtailed its postretirement medical benefit plan for current employees. A net gain from the curtailment of $29.5 million is reflected in the accompanying 2001 consolidated statement of operations.

     In October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan and in April 2003, the Association substantially curtailed its postretirement medical plan for existing retirees. Retired employees eligible under the plan between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. Curtailment gains of $20.3 million are reflected in the accompanying consolidated statement of operations for the year ended June 28, 2003 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at June 28, 2003.
                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)


   The following table sets forth the plans' change in benefit obligation, change in plan assets and economic assumptions for the years ended June 29, 2002 and June 28, 2003.

                                                          Medical & Life
                                   Pension Benefits     Insurance Benefits
                                   2002       2003      2002         2003
Change in benefit obligation
Benefit obligation at beginning
  of year                       $ 136,007   139,172   $ 24,899     41,839
Service cost                        5,154     5,521        134         64
Interest cost                       9,679    10,193      1,785      2,746
Actuarial losses                    4,218    24,582     18,333      1,769
Benefits paid (other than
  settlements)                    (11,860)  (10,336)    (3,312)    (3,375)
Plan amendments                       (57)    1,222          -    (37,783)
Settlements and curtailment        (3,969)        -          -          -
Benefit obligation at end of
  Year                            139,172   170,354     41,839      5,260

Change in plan assets
Fair value of plan assets at
  beginning of year               147,064   140,947          -          -
Actual return (loss) on plan
  assets                            5,089   (23,333)         -          -
Contributions by employer           4,623       725      3,312      3,375
Benefits paid (other than
  settlements)                    (11,860)  (10,336)    (3,312)    (3,375)
Settlements                        (3,969)        -          -          -
Fair value of plan assets at end
  of year                         140,947   108,003          -          -

Funded status                       1,775   (62,351)   (41,839)    (5,260)
Unrecognized transition asset      (1,136)     (240)         -          -
Unrecognized prior service cost    12,037    11,502    (17,704)   (33,600)
Unrecognized actuarial loss         23,741   86,580     25,861     26,177
Contributions after the
  measurement date                    176       994        811        855
Net amount recognized           $  36,593    36,485    (32,871)   (11,828)

Prepaid benefit cost            $  43,419         -          -          -
Accrued benefit liability         (10,287)  (44,487)   (32,871)   (11,828)
Intangible asset                        -    11,633          -          -
Accumulated other comprehensive
  Loss                              3,461    69,339          -          -
Net amount recognized           $  36,593    36,485    (32,871)   (11,828)
  Less current portion                                   3,243      1,709
                                                    $  (29,628)   (10,119)
Weighted-average assumptions as
  of year-end
Discount rate                        7.50%     6.50%      7.50%      6.50%
Expected return on plan assets       9.50      9.00          -          -
Rate of compensation increase        5.01      4.01          -          -

                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)

   The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 29, 2002 was 10%, declining ratably to 5% by the year 2012 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 28, 2003 was 9.5%, declining ratably to 5% by the year 2012 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of June 28, 2003 by $44. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of June 28, 2003 by $42.

                                                       Medical & Life
                              Pension Benefits       Insurance Benefits
                           2001     2002    2003     2001    2002   2003
Components of net periodic
  benefit cost (income):
Service cost              $ 4,691   5,154   5,521  $ 2,883    134      64
Interest cost               9,956   9,679  10,193    4,603  1,785   2,746
Estimated return on plan
  assets                  (15,124)(15,002)(15,290)       -      -       -
Net amortization            1,077   1,421   1,228     (136)(1,461)   (177)
                              600   1,252   1,652    7,350    458   2,633
Settlements and
  curtailment              (4,273)  1,100       -  (29,454)     - (20,257)
Net periodic benefit cost
  (income) after
  settlements and
  curtailment             $(3,673)  2,352   1,652 $(22,104)   458 (17,624)

   A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components as of June 28, 2003 by $196. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components as of June 28, 2003 by $172.

   Eligible employees participate in the Gold Kist 401(k) plan. During fiscal 2001, 2002 and 2003, the Association contributed $648, $1,400 and $1,675, respectively, to the 401(k) plan to partially match employee contributions.

(9) Contingent Liabilities

   In August 1999, the State Court of Fulton County, Georgia entered a judgment against Golden Peanut Company (Golden Peanut), a former affiliated company, and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist was contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its share of any costs related to this litigation. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial. In November 2002, Golden Peanut reached a settlement on this litigation and Gold Kist's share was paid in December 2002. The amount is included in other deductions in the accompanying consolidated statements of operations for the year ended June 28, 2003.

   Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist and are not material in amount.

(10)  Investments

  (a) Capital Trust and Preferred Securities

         In October 1998, the Association completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc.
     (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. The $60 million principal amount of capital trust securities is redeemable in 2029. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities, with interest/dividends payable quarterly, carried a combined weighted average interest/dividend rate of 8.55% for the year
     ended June 29, 2002.   No  dividends  from  the  cumulative  preferred
     securities have been received since the quarterly payment received in January 2002.

                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)


        In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust certificates quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters through July 5, 2003 have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters with any deferred payments bearing interest at 10.75%.

        As a result of the deferral of the interest payments, the Association has reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against the loss from continuing operations for the year ended June 28, 2003. The carrying value of the SSC securities was $81.4 million at June 29, 2002 and $57.3 million at June 28, 2003.

        As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

        Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations. The SSC securities are classified as noncurrent assets - investments in the accompanying consolidated balance sheets at June 29, 2002 and June 28, 2003.

  (b)  Marketable Equity Security

        At June 30, 2001, the Association's marketable equity security was carried at its fair value of $47.8 million, which represented a gross unrealized gain of $27 million. The unrealized gain had been reflected as a separate component of patrons' and other equity. During the quarter ended December 29, 2001, the Association sold its marketable equity security, its investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $64.6 million and a gain before income taxes of $15.6 million.

        Dividends of $723 thousand and $375 thousand are included in interest and dividend income for the years ended June 30, 2001 and June 29, 2002, respectively.

  (c)  Golden Peanut Company

        Gold Kist had a 25% interest in Golden Peanut Company, LLC and subsidiaries (Golden Peanut). Gold Kist's investment in Golden Peanut amounted to $24.2 million at June 30, 2001, which was liquidated at that value on August 30, 2001.

     Summarized financial information of Golden Peanut is shown below:

              Condensed Consolidated Statements of Operations

                                                    2001
     Net sales and other operating income         $575,662
     Costs and expenses                            546,414
       Net earnings                               $ 29,248

        Gold  Kist   received   procurement   commissions,  royalties  and
     administrative service fees of $.9 million in 2001.



                              GOLD KIST INC.
           Notes to Consolidated Financial Statements, Continued
                       (Dollar Amounts in Thousands)


(11)   Discontinued Operations - Pecan Processing and Marketing Partnership

     Gold Kist held a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. Gold Kist and the parent corporation of the other general partner were each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership.

     Effective in June 2002, Gold Kist adopted a plan to withdraw from the partnership and discontinue its participation in the operations of the affiliate during 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the accompanying 2002 consolidated balance sheet and statements of operations and cash flows for all periods presented.

     On January 31, 2003, the parent corporation of the other general partner obtained refinancing, the aforementioned line of credit was paid off and the partnership was dissolved. Gold Kist paid $20 million on the aforementioned line of credit and received notes from the parent corporation of the former general partner with a face amount of $11.7 million. The notes bore interest at 12% and were recorded at a discounted amount representing their estimated fair value. The notes were classified as noncurrent assets in the accompanying 2003 consolidated balance sheet. The $20 million payment by Gold Kist was financed from a $10 million drawing from the Senior Secured Line of Credit and a $10 million term note from an agricultural credit bank. On August 22, 2003, Gold Kist settled all outstanding notes receivable for $3.8 million, which exceeded the carrying value of the notes.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A.  Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report, were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Directors of Gold Kist are:

                                                                   Years
                                                        Term     Served as
Name                Age       Office                   Expires   Director
                    (as of
                    8/30/03)
Christopher D. Fannon    35   Director (District 1)    2005      9 months

Billy G. Meeks           42   Director (District 2)    2005      9 months

Phil Ogletree, Jr.       70   Director (District 3)    2004      26

Jeffery A. Henderson*    43   Director (District 4)    2003      3

Fred W. Gretsch, Jr.     37   Director (District 5)    2005      9
months

Walter C. Dockery        43   Director (District 6)    2004      2

H. Michael Davis*        52   Director (District 7)    2003      9

Douglas A. Reeves*       62   Director (District 8)    2003      3

W. A. Smith*             44   Director (District 9)    2004      5

* Member of Board of Directors Executive Committee. Mr. Reeves serves as Chairman of the Board of Directors, and Mr. Henderson serves as Vice-Chairman of the Board.

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


The Executive Officers of Gold Kist are:

                                                       Years     Years
                                                       Served    Served
                                                       In that   with
    Name            Age       Office                   Office    Gold Kist
                    (as of                             (as of    (as of
                    8/30/03)                           8/30/03)  8/30/03)
John Bekkers        58        President and Chief           2         18
                              Executive Officer
M. A. Stimpert      59        Senior Vice President,        7         20
                              Planning and Administration
Stephen O. West     57        Chief Financial Officer and   5         23
                              Treasurer
J. David Dyson      56        General Counsel, Vice         5         23
                               President and Secretary
Jerry L. Stewart    63        Vice President                22        40
                              Marketing and Sales
Donald W. Mabe      49        Vice President                6         18
                              Operations
Marshall Smitherman 61        Vice President                5         24
                              Purchasing
Allen C. Merritt    57        Vice President, Science       5         31
                              and Technology
Harry T. McDonald   58        Vice President,               3          6
                              Human Resources
Sandra W. Kearney   44        Vice President,               2          2
                              Information Services
W. F. Pohl, Jr.     53        Controller                   21         27

      The officers serve for terms of one year and until their successors are elected by the Board of Directors.
      During the past five years, the principal occupation of each of the above named executive officers, with exception of Sandra W. Kearney has been as an officer or employee of Gold Kist.
      Ms. Sandra W. Kearney was elected Vice President, Information Services on January 19, 2001. She previously served as CEO and Chief Technology Officer for FasTechnologies, a computer consulting company, from February 1999 to December 2000. Ms. Kearney also served as Vice President of Information Systems for La Quinta Inns, Inc. from February 1995, to January 1999.

Item 11.  Executive Compensation.

     Summary Compensation Table. The following table sets forth information concerning the compensation received by the Chief Executive Officer and for each of the four other most highly compensated executive officers:

                                             Annual compensation

                                                            Other     All
                                                            annual    other
                         Fiscal                            compensa-compensa-
                         year           Salary    Bonus     tion(1)   tion(2)
                         ended          ($)       ($)       ($)       ($)
John Bekkers             June 28, 2003  $522,115  $      0  $24,292   $8,255
President and Chief      June 29, 2002   518,365   170,028   23,442    8,883
Executive Officer        June 30, 2001   403,750   209,024   15,919    6,537

M. A. Stimpert           June 28, 2003  $284,000  $      0  $11,234   $7,999
Senior Vice President,   June 29, 2002   292,231    85,014   12,005    9,846
Planning & Admin.        June 30, 2001   247,000   104,512    9,287    6,903

Jerry L. Stewart         June 28, 2003  $240,769  $      0  $16,180   $8,815
Vice President           June 29, 2002   246,429    82,777   15,127    9,004
Marketing and Sales      June 30, 2001   209,475   104,512   11,426    7,245

Donald W. Mabe           June 28, 2003  $210,769  $      0  $ 9,976   $6,172
Vice President           June 29, 2002   203,731    73,925    9,513    6,522
Operations               June 30, 2001   175,500    90,880    6,287    3,697

Stephen O. West          June 28, 2003  $207,211  $      0  $   488   $7,202
Chief Financial Officer  June 29, 2002   200,573    65,365      522    7,979
and Treasurer            June 30, 2001   181,642    79,520      404    5,260

(1)The amounts shown for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 set forth that portion of interest earned on voluntary salary and bonus deferrals under non-qualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, no amounts of "Other Annual Compensation" were paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(2)The amounts set forth include the following amounts that were contributed by the Association for fiscal years 2003, 2002 and 2001 on behalf of the named executive officers pursuant to the Gold Kist Profit Sharing and Investment Plan (401K Plan) and the Company's Executive Defined Contribution Plan, both qualified defined contribution plans: Mr. Bekkers
  -  $5,900,  $5,100 and $2,550, respectively; Mr. Stimpert - $5,392,  $5,642 and  $2,438,  respectively;  Mr.  Stewart  -  $6,184,  $4,784  and  $2,804,
  respectively; Mr. Mabe - $5,387, $5,337 and $2,511, respectively; and Mr. West - $5,534, $5,340 and $2,510, respectively. In addition, the amounts set forth include for fiscal years 2003, 2002 and 2001, the following amounts which represent the value of the named executive officer's benefit from premiums paid by the Association under a split dollar life insurance plan for the named executive officers which was terminated in fiscal 2003:
  Mr. Bekkers - $2,355, $3,783 and $3,987, respectively; Mr. Stimpert - $2,607, $4,204 and $4,465, respectively; Mr. Stewart - $2,631, $4,220 and
  $4,441, respectively; Mr. Mabe - $785, $1,185 and $1,186, respectively; and Mr. West - $1,668, $2,639 and $2,750, respectively. The Association used the modified premium method in determining the portion of each premium dollar attributable to the named executive officers for fiscal years 2002 and 2001 and the modified premium method prorated to plan termination for fiscal year 2003.. The Association recovered the cost of premium payments from the cash value of the policies when the plan was discontinued in fiscal 2003.

Retirement Plan. The Company maintains a noncontributory pension fund, the Gold Kist Pension Plan, with separate benefit formulas for salaried and hourly employees. The plan covers substantially all employees who have served at least one year with Gold Kist, including those employees subject to collective bargaining agreements. Effective January 1, 2000, the Company increased retirement income benefits payable to salaried retirees and hourly retirees. The Plan now provides salaried employees a pension benefit after thirty (30) years of credited service at age 65, which, when combined with a portion of the employee's primary Social Security benefit attributable to the employer's contributions, will equal fifty percent (50%) of the employee's average earnings during the period of five years in which the employee had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. For hourly employees who work for Gold Kist until age 65, the Plan provides a monthly pension benefit equal to $11.00 per month for each year of Plan participation payable at age 65. The Plan provides early retirement benefits for salaried and hourly employees after age 55 and contains a death benefit for the surviving spouse of an active employee (who had at least five (5) years credited service or was at least age 55 at the date of death) which equals fifty percent (50%) of the deceased employee's accrued retirement income benefit. Accrued benefits under the Plans vest after the employee attains five (5) years of service or at age 55. Due to the full funding limitation of the Internal Revenue Service, the Association was not permitted to make a tax deductible contribution to the pension plan for the plan year ended December 31, 2002.

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

     The plan covers the compensation in the columns entitled "Salary" and "Bonus" and the contribution to the Executive Defined Contribution Plan set forth in the Summary Compensation Table. The credited years of service as of December 31, 2002, under the retirement income plan for the five executive officers listed in the summary compensation table are as follows: Mr. Bekkers (18); Mr. Stimpert (29); Mr. Stewart (30); Mr. Mabe (24); and Mr. West (23).

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

      In addition to the retirement benefits provided by its qualified and nonqualified retirement plans, Gold Kist has contracted to provide certain key employees with compensation benefits after normal retirement. These benefits, known as the Management Deferred Compensation Plan, are paid monthly following retirement in an annual amount equal to 25% of the average annual salary for the ten year period immediately prior to retirement. These benefits are payable, depending on the contract, for a 10 or 15 year period following retirement to a former key employee or his designated beneficiary. Estimated annual benefits payable under the Management Deferred Compensation Plan would be based upon the following average annual salary of the eligible named executives for the ten year period ended as of June 28, 2003: Mr. Bekkers - $318,025; Mr. Stimpert - $213,715; and Mr. Stewart - $190,605.

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

The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the Association for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code of 1986 incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The Association has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreement. The Association has entered into similar change in control agreements with each director of Gold Kist. As of June 28, 2003, no contingencies have occurred which would require the implementation of the provisions of the change in control agreements, and no payments or other benefits have been provided to the five executive officers named in the summary compensation table or to the directors.

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

   Compensation Committee Interlocks and Insider Participation. Directors H. Michael Davis, Jeffery A. Henderson, Douglas A. Reeves and W. A. Smith serve as members of the Association's Compensation Committee.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   Not Applicable.


Item 13.  Certain Relationships and Related Transactions.

    During the fiscal year ended June 28, 2003, Directors Fannon, Reeves, Henderson, Gretsch, Meeks and Dockery had dealings in the ordinary course of business with Gold Kist as marketing patrons and members of the Association. See Business (and Properties) -- Patronage Refunds.

                                  PART IV


Item 15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)1.  Index to Consolidated Financial Statements

              Consolidated Financial Statements:
              Independent Auditors' Reports
              Consolidated Balance Sheets-June 29, 2002 and June 28, 2003 Consolidated Statements of Operations--Years Ended June 30, 2001, June 29, 2002 and June 28, 2003
              Consolidated Statements of Patrons' and Other Equity and Comprehensive Income (Loss)--Years Ended June 30, 2001,
              June 29, 2002 and June 28, 2003
              Consolidated Statements of Cash Flows--Years Ended
              June 30, 2001, June 29, 2002 and June 28, 2003
              Notes to Consolidated Financial Statements

       (a)2.  Financial Statement Schedules:


              Financial Statement Schedule:

              II. Valuation Reserves and Qualifying Accounts--Years Ended June 30, 2001, June 29, 2002 and June 28, 2003


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

Deducted in the
 consolidated
 balance sheets
 from the asset
 to which it
 applies:

Allowance for
 doubtful
 accounts:

 June 30, 2001     $4,041        318        -      1,910 (A)       2,449

 June 29, 2002      2,449        581        -      1,836 (A)       1,194

 June 28, 2003      1,194      1,030        -        222 (A)       2,002

 (A)  Represents accounts written off.


Allowance for
 deferred tax
 assets
 valuation:

 June 30, 2001       $397          -        -          7 (B)         390

 June 29, 2002        390          9        -          - (B)         399

 June 28, 2003        399     10,331        -          - (B)      10,730


(B) Represents the revision of the estimate of net operating loss deductions.


(a)3.  Exhibits - Index of Exhibits

   Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

Designation
of Exhibit                                   Document with Which      Designation
in this                                      Exhibit Was Previously   of such Exh.
Report    Description of Exhibit             Filed with Commission    in that Doc.

B-2       Agreement of Merger,               Amendment to Schedule    Exh. 3
          dated as of April 22, 1997,        13D filed April 25, 1997
          among Golden Poultry Company,
          Inc., Gold Kist Inc., Agri
          International, Inc. and
          Golden Poultry Acquisition Corp.

B-3(a)    Restated and Amended               Annual Report on Form    Exh. B-3(a)
          Articles of Incorpo-               10-K for the Fiscal
          ration of Registrant               Year ended June 26, 1993

B-3(b)    Current By-Laws of                 Annual Report on Form    Exh. B-3(b)
          Registrant, as amended             10-K for the Fiscal
          Year ended June 28, 1997

B-4(a)(1) Form of Indenture, dated           Registration filed on    Exh. 4(a)(2)
          as of September 1, 1979,           Form S-1 (Registration
          governing the terms of the         No. 2-65587)
          Fifteen Year Subordinated
          Capital Certificates of
          Interest (Series B), including
          therein a table of contents
          and cross-reference sheet

B-4(a)(2) Form of First Supplemental         Registration filed on    Exh. 4(a)(4)
          Indenture, dated as of             Form S-1 (Registration
          September 1, 1980, governing       No. 2-69267)
          the terms of the Fifteen
          Year Subordinated Capital
          Certificates of Interest
          (Series C)


B-4(a)(3) Form of Second Supplemental        Registration filed on    Exh. 4(a)(5)
          Indenture, dated as of             Form S-2 (Registration
          September 1, 1982, governing       No. 2-79538)
          the terms of the Fifteen
          Year Subordinated Capital
          Certificates of Interest
          (Series D)

B-4(b)(1) Form of Indenture, dated           Registration filed on    Exh.4(b)(2)
          as of September 1, 1979,           Form S-1 (Registration
          governing the terms of             No. 2-65587)
          the Ten Year Subordinated
          Capital Certificates of
          Interest (Series B),
          including a table of contents
          and cross-reference sheet

B-4(b)(2) Form of First Supplemental         Registration filed on    Exh. 4(b)(4)
          Indenture, dated as of             Form S-1 (Registration
          September 1, 1980, governing       No. 2-69267)
          the terms of the Ten Year
          Subordinated Capital
          Certificates of Interest
          (Series C)

B-4(b)(3) Form of Second Supplemental        Registration filed on    Exh. 4(b)(5)
          Indenture, dated as of             Form S-2 (Registration
          September 1, 1982, governing       No. 2-79538)
          the terms of the Ten Year
          Subordinated Capital
          Certificates of Interest
          (Series D)

B-4(c)    Form of Indenture, dated as        Registration filed on    Exh. 4(c)
          of September 1, 1985,              Form S-2 (Registration
          governing the terms of the         No. 33-428)
          Seven Year Subordinated
          Capital Certificates of
          Interest (Series A), including
          therein a table of contents,
          cross-reference sheet, and
          form of Seven Year Subordinated
          Capital Certificates of Interest

B-4(d)(1) Form of Indenture, dated           Registration filed on    Exh. 4(c)(2)
          as of September 1, 1979,           Form S-1 (Registration
          governing the terms of the         No. 2-65587)
          Five Year Subordinated
          Capital Certificates of
          Interest (Series A),
          including therein a table
          of contents and cross-
          reference sheet

B-4(d)(2) Form of First Supplemental         Registration filed on    Exh. 4(d)(2)
          Indenture, dated as of             Form S-1 (Registration
          September 1, 1980, governing       No. 2-69267)
          the terms of the Five Year
          Subordinated Capital Certifi-
          cates of Interest (Series B)

B-4(d)(3) Form of Second Supplemental        Registration filed on    Exh. 4(d)(3)
          Indenture, dated as of             Form S-2 (Registration
          September 1, 1982, governing       No. 2-79538)
          the terms of the Five Year
          Subordinated Capital Certifi-
          cates of Interest (Series C)

B-4(e)    Agreement to furnish copies        Registration filed on    Exh. 4(h)
          of constituent instruments         Form S-1 (Registration
          defining the rights of the         No. 2-59958)
          holders of certain industrial
          revenue bonds

B-4(f)(1) First Amended and Restated Credit
          Agreement with CoBank, ACB
          dated as of January 29, 2003

B-4(f)(2) First Amendment dated February 11,
          2003 to First Amended and Restated
          Credit Agreement with CoBank, ACB

B-4(f)(3) Second Consolidated, Amended
          and Restated Note Agreement
          dated September 27, 2002,
          with the Gateway Recovery Trust and
          the Prudential Insurance Company
          of America

B-4(f)(4) First Amendment dated January 29, 2003 to Second Consolidated, Amended and
          Restated Note Agreement with the Gateway
          Recovery Trust and the Prudential
          Insurance Company of America

B-4(f)(5) Second Amendment dated February 11, 2003 to Second Consolidated, Amended and
          Restated Note Agreement with
          the Gateway Recovery Trust and the
          Prudential Insurance Company of
          America

B-10(a)   Form of Deferred Compensation      Registration filed on    Exh. 11(d)
          Agreement between Gold Kist        Form S-1 (Registration
          Inc. and certain executive         No. 2-59958)
          officers*

B-10(b)(1)Gold Kist Management Bonus         Registration filed on    Exh. 10(b)
          Program*                           Form S-1 (Registration
                                             No. 2-69267)

B-10(b)(2)Amended Gold Kist Management       Registration filed on    Exh.10(b)(2)
          Bonus Program*                     Form S-2 (Registration
                                             No. 2-79538)

B-10(b)(3)Form of Gold Kist Supplemental     Registration filed on    Exh.10(b)(3)
          Executive Retirement Income        Form S-2 (Registration
          non-qualified deferred             No. 33-9007)
          compensation agreement between
          Gold Kist and certain execu-
          tive officers and Resolution
          of Gold Kist Board of Directors
          authorizing the Supplemental
          Executive Retirement Plan*

B-10(b)(4)Resolution of Gold Kist Board      Registration filed on    Exh.10(b)(4)
          of Directors authorizing the       Form S-2 (Registration
          Gold Kist Special Award Plan*      No. 33-9007)

B-10(b)(5)Form of Gold Kist Executive's      Registration filed on    Exh.10(b)(5)
          Change in Control Agreement        Form S-2 (Registration
          between Gold Kist and certain      No. 33-31164)
          officers and resolution of
          Gold Kist Board of Directors
          authorizing the Officers
          Contingency Plan*

B-10(b)(6)Form of Directors Change           Registration filed on    Exh.10(b)(6)
          in Control Agreement               Form S-2 (Registration
          between Gold Kist and              No. 33-36938
          Directors of Gold Kist*

B-10(b)(7)Form of Director                   Registration filed on    Exh.10(b)(7)
          Emeritus Life Benefits             Form S-2 (Registration
          Agreement*     No. 33-36938)

B-10(b)(8)Form of Director Emeritus          Registration filed on    Exh.10(b)(8)
          Agreement for Medical Benefits*    Form S-2 (Registration
          No. 33-36938)

B-10(b)(9)Gold Kist Executive Savings        Registration filed on    Exh.10(b)(9)
          Plan, as amended *                 Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(10)Gold Kist Director Savings        Registration filed on    Exh. 10(b)(10)
           Plan, as amended *                Form S-2 (Registration
                                             No. 33-62869)


B-10(b)(11)Gold Kist Split Dollar Life       Registration filed on    Exh. 10(b)(11)
           Insurance Plan *                  Form S-2 (Registration
                                             No. 33-62869)

B-10(b)(12)Gold Kist Executive Defined       Annual Report on Form    Exh. 10(b)(12)
           Contribution Plan *               10-K for the Fiscal Year
                                             Ended July 1, 2000

B-10(b)(13)Form of Employment Agreement      Annual Report on Form    Exh. 10(b)(13)
           between Gold Kist and             10-K for the Fiscal Year
           certain officers                  ended June 29, 2002

B-10(c)(l)Form of Membership, Marketing,     Registration filed on    Exh.13(b)
          and/or Purchasing Agreement of     Form S-1 (Registration
          Gold Kist Inc., Atlanta,           No. 2-59958)
          Georgia

B-10(c)(2)Form of Membership, Marketing,     Registration filed on    Exh.10(c)(2)
          and/or Purchasing Agreement of     Form S-1 (Registration
          Gold Kist Inc., Atlanta,           No. 2-74205)
          Georgia, as revised October
          17, 1980

B-10(c)(3)Form of Membership, Marketing,     Registration filed on    Exh.10(c)(3)
          and/or Purchasing Agreement of     Form S-2 (Registration
          Gold Kist Inc., Atlanta,           No. 33-428)
          Georgia, as revised November
          l, l984

B-10(c)(4)Form of Membership, Marketing,     Registration filed on    Exh.10(c)(4)
          and/or Purchasing Agreement        Form S-2 (Registration
          of Gold Kist Inc., Atlanta,        No. 33-24623)
          Georgia, revised October
          29, 1987

B-10(c)(5)Form of Membership, Marketing,     Registration filed on    Exh.10(c)(5)
          and/or Purchasing Agreement of     Form S-2 (Registration
          Gold Kist Inc., Atlanta, Georgia,  No. 33-42900)
          revised August 21, 1991

B-10(c)(6)Form of Membership, Marketing,     Registration filed on    Exh.10(c)(6)
          and/or Purchasing Agreement of     Form S-2 (Registration
          Gold Kist Inc., Atlanta, Georgia   No. 333-36291)
          revised July 9, 1997

B-10(d)(1)General Partnership Agreement      Registration filed on    Exh.10(h)(1)
          (GC Properties) between Gold       Form S-2 (Registration
          Kist Inc. and Cotton States        No. 33-428)
          Mutual Insurance Company,
          dated as of July 1, 1984

B-10(d)(2)Lease from GC Properties,          Registration filed on    Exh.10(h)(2)
          dated December 11, 1984,           Form S-2 (Registration
          for home office building           No. 33-428)
          space

B-10(e)(1)Third Amended and Restated Credit
          Agreement dated as of September 27,
          2002, with various banks and
          lending institutions, as lendors,
          and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A., New York
          Branch, as agent

B-10(e)(2)First Amendment dated January 24,
          2003 to the Third Amended and
          Restated Credit Agreement with various
          banks  and lending institutions, as
          lendors, and Cooperatieve Centrale
          Raiffeisen-Boerenleen Bank, B. A.,
          New York Branch, as agent

B-10(e)(3)Second Amendment dated February 11,
          2003, to Credit Agreement with various
          banks and lending institutions, as lenders, and Cooperatieve Centrale Raiffeisen-
          Boerenleen Bank B.A.,
          New York Branch, as agent

B-10(f)   Credit Agreement dated
          February 11, 2003 with various
          banks and lending institutions, as
          lenders, and Cooperatieve
          Centrale Raiffeisen-Boerenleen Bank
          B. A., New York Branch, as agent

B-10(g)   Asset Purchase Agreement dated     Report filed on Form     Exh.10(k)
          as of July 23, 1998, between       8-K dated as of
          Southern States Cooperative,       July 23, 1998
          Incorporated and Gold Kist Inc.


B-10(h)   Securities Purchase Agreement      Annual Report on Form    Exh. 10(k)(1)
          Dated October 5, 1999, between     10-K for the Fiscal Year
          Gold Kist Inc. and Southern        Ended June 30, 2001
          States Cooperative, Incorporated

B-31      Section 302, Sarbanes-Oxley
          Act, Certifications

B-32      Section 906, Sarbanes-Oxley
          Act, Certifications

_________________________________
*Plans and arrangements pursuant to which executive officers and directors of the Association receive compensation.

     (b) Reports on Form 8-K. - No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 28, 2003.

SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLD KIST INC.

Date: September 23, 2003     By:/s/    John Bekkers
                                       John Bekkers, Chief Executive Officer
                                       Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE
/s/ John Bekkers         Chief Executive Officer       September 23, 2003
JOHN BEKKERS             (Principal Executive Officer)

/s/ Stephen O. West      Chief Financial Officer       September 23, 2003
STEPHEN O. WEST          (Principal Financial Officer)

/s/ W. F. Pohl, Jr.      Controller (Principal         September 23, 2003
W. F. POHL, JR.          Accounting Officer)

/s/ Christopher F. Fannon     Director                 September 23, 2003
CHRISTOPHER F. FANNON

/s/ Billy G. Meeks            Director                 September 23, 2003
BILLY G. MEEKS

/s/ Phil Ogletree, Jr.        Director                 September 23, 2003
PHIL OGLETREE, JR.

/s/ Jeffery A. Henderson      Director                 September 23, 2003
JEFFERY A. HENDERSON

/s/ Fred W. Gretsch, Jr.      Director                 September 23, 2003
FRED W. GRETSCH, JR.

/s/ Walter C. Dockery         Director                 September 23, 2003
WALTER C. DOCKERY

/s/ H. Michael Davis          Director                 September 23, 2003
H. MICHAEL DAVIS

/s/ Douglas A. Reeves         Director                 September 23, 2003
DOUGLAS A. REEVES

/s/ W. A. Smith               Director                 September 23, 2003
W. A. SMITH

                              INDEX TO EXHIBITS

                                                       Sequentially
Exhibit                                                Numbered
Number         Description                             Page

B-4(f)(1)      First Amended and Restated Credit
               Agreement with CoBank, ACB
               dated as of January 29, 2003

B-4(f)(2)      First Amendment dated February 11,
               2003 to First Amended and Restated
               Credit Agreement with CoBank, ACB

B-4(f)(3)      Second Consolidated, Amended
               and Restated Note Agreement
               dated September 27, 2002,
               with the Gateway Recovery Trust and
               the Prudential Insurance Company
               of America

B-4(f)(4)      First Amendment dated January 29, 2003
               To Second Consolidated, Amended and
               Restated Note Agreement with the Gateway
               Recovery Trust and the Prudential
               Insurance Company of America

B-4(f)(5)      Second Amendment dated February 11, 2003
               to Second Consolidated, Amended and
               Restated Note Agreement with
               the Gateway Recovery Trust and the
               Prudential Insurance Company of
               America

B-10(e)(1)     Third Amended and Restated Credit
               Agreement dated as of September 27,
               2002, with various banks and
               lending institutions, as lendors,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A., New York
               Branch, as agent

B-10(e)(2)     First Amendment dated January 24,
               2003 to the Third Amended and
               Restated Credit Agreement with various
               banks  and lending institutions, as
               lendors, and Cooperatieve Centrale
               Raiffeisen-Boerenleen Bank, B. A.,
               New York Branch, as agent

B-10(e)(3)     Second Amendment dated February 11,
               2003, to Credit Agreement with various
               banks and lending institutions, as lenders,
               and Cooperatieve Centrale Raiffeisen-
               Boerenleen Bank B.A.,
               New York Branch, as agent

B-10(f)        Credit Agreement dated
               February 11, 2003 with various
               banks and lending institutions, as
               lenders, and Cooperatieve
               Centrale Raiffeisen-Boerenleen Bank
               B. A., New York Branch, as agent

B-31           Section 302, Sarbanes-Oxley
               Act, Certifications

B-32           Section 906, Sarbanes-Oxley
               Act, Certifications
