Form 10-Q
period 2003-09-27
GOLD KIST INC
filed 2003-11-12
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 27, 2003

                       Commission File Number 2-62681



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



Registrant's telephone number, including area code(770) 393-5000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X        No
______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes             No   X


                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             September 27, 2003 and June 28, 2003           1

           Consolidated Statements of Operations
             Three Months Ended September 27, 2003
             and September 28, 2002                         2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 27, 2003
             and September 28, 2002                         3

           Notes to Consolidated Financial
             Statements                                   4 -  5

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                          6 - 10

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  11

  Item 4.  Controls and Procedures                         11

Part II.   Other Information

  Item 6.  Exhibits and reports on Form 8-K                12


                                                                    Page 1

Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                   September 27,   June 28,
                                                       2003          2003
          ASSETS
Current assets:
   Cash and cash equivalents                         $ 13,875        11,026
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $2,028 at
     September 27, 2003 and $2,002
     at June 28, 2003                                 112,745       104,699
   Inventories                                        206,481       196,728
   Deferred income taxes                               31,524        43,270
   Other current assets                                25,403        20,100
       Total current assets                           390,028       375,823
Investments                                            67,073        66,805
Property, plant and equipment, net                    216,248       226,905
Deferred income taxes                                  26,246        26,822
Other assets                                           67,118        65,692
                                                     $766,713       762,047

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt:
     Short-term borrowings                           $      -             -
     Current maturities of long-term debt              21,303        22,162
                                                       21,303        22,162
   Accounts payable                                    69,254        63,281
   Accrued compensation and related expenses           35,594        31,875
   Interest left on deposit                             8,150         8,495
   Other current liabilities                           44,439        39,783
       Total current liabilities                      178,740       165,596
Long-term debt, less current maturities               289,894       324,011
Accrued pension costs                                  44,856        44,487
Accrued postretirement benefit costs                    9,699        10,119
Other liabilities                                      37,434        33,937
       Total liabilities                              560,623       578,150
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 2 at
     September 27, 2003 and June 28, 2003                   2             2
   Patronage reserves                                 184,041       185,620
   Accumulated other comprehensive loss               (42,480)      (43,448)
   Retained earnings                                   64,527        41,723
       Total patrons' and other equity                206,090       183,897
Commitments and contingencies                        $766,713       762,047



        See Accompanying Notes to Consolidated Financial Statements.

                                                          Page 2



                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in Thousands)
                                 (Unaudited)

                                              Three Months Ended
                                          Sept. 27,       Sept. 28,
                                            2003            2002
Net sales volume                            $516,688        460,624
Cost of sales                                453,998        437,757
 Gross margins                                62,690         22,867
Distribution, administrative and
 general expenses                             24,271         20,540
 Net operating margins                        38,419          2,327
Other income (deductions):
 Interest and dividend income                    173            330
 Interest expense                             (7,603)        (6,091)
 Unrealized loss on investment                     -        (24,064)
 Miscellaneous, net                            4,242            307
     Total other deductions                   (3,188)       (29,518)
 Margins (loss) from operations before
     income taxes                             35,231        (27,191)
Income tax (benefit) expense                  11,746         (1,043)
 Net margins (loss)                         $ 23,485        (26,148)

      See Accompanying Notes to Consolidated Financial Statements.

                                                                 Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                    Three Months Ended
                                                   Sept. 27,   Sept. 28,
                                                     2003        2002
Cash flows from operating activities:
 Net margins (loss)                                $ 23,485     (26,148)
 Non-cash items included in net margins (loss)
    from operations:
    Depreciation and amortization                     9,964       9,616
    Unrealized loss on investment                         -      24,064
    Deferred income tax expense (benefit)            11,746       (698)
    Other                                             3,684       2,007
 Changes in operating assets and liabilities:
    Receivables                                      (8,046)      9,888
    Inventories                                      (9,753)    (12,018)
    Other current assets                                300       1,306
    Accounts payable, accrued and other expenses     10,471      (7,264)
Net cash provided by operating activities            41,851         753
Cash flows from investing activities:
 Acquisitions of property, plant and equipment       (3,992)     (9,307)
 Proceeds from disposal of investments                   42         104
 Other                                                2,184        (873)
Net cash used in investing activities                (1,766)    (10,076)
Cash flows from financing activities:
 Short-term debt repayments, net                          -     (10,000)
 Proceeds from long-term debt                             -     120,000
 Principal repayments of long-term debt             (34,976)    (96,975)
 Patrons' equity redemptions paid in cash            (2,260)       (967)
Net cash (used in) provided by financing
 activities 				            (37,236)	 12,058
Net change in cash and cash equivalents               2,849       2,735
Cash and cash equivalents at beginning of period     11,026       8,997
Cash and cash equivalents at end of period         $ 13,875      11,732
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)          $  8,000       6,405
    Income taxes, net                              $ (2,984)     (4,153)

       See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)


 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries as of and for the three months ended September 27, 2003 ("Gold Kist" or the "Association"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements on pages 9 through 16 and pages 25 through 37, respectively, of Gold Kist's Annual Report in the previously filed Form 10-K for the year ended June 28, 2003.

     The Association employs a 52/53 week fiscal year. Fiscal 2004 will be a 52-week year and fiscal 2003 was also a 52-week year with each quarter in both periods consisting of 13 weeks.

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

 3.  Inventories consist of the following:

                                     Sept. 27, 2003       June 28, 2003
     Live poultry and hogs              $ 95,982              97,691
     Marketable products                  66,133              53,587
     Raw materials and supplies           44,366              45,450
                                        $206,481             196,728

 4. At June 28, 2003, the Association had a minimum pension liability of $43.4 million, net of the deferred tax benefit of $25.9 million. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity in accumulated other comprehensive loss. At September 27, 2003, the cumulative minimum pension liability included in accumulated other comprehensive loss was $42.5 million, net of the deferred tax benefit of $25.3 million.

 5. In October 1998, the Association completed the sale of assets of the Agri-Services segment to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under the commitment. The securities, with interest/dividends payable quarterly, carried a combined weighted average interest/dividend rate of 8.55% at September 27, 2003. No dividends from the cumulative preferred securities have been received since the quarterly payment received in January 2002.

     In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust certificates quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters through October 5, 2003 have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters with any deferred payments bearing interest at 10.75%.

     As a result of the deferral of the interest payments, the Association reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes for the three months ended September 28, 2002. The carrying value of the SSC securities was $57.3 million at June 28 and September 27, 2003.

     As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

     Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations. The SSC securities are classified as noncurrent assets - investments in the accompanying consolidated balance sheets at September 27 and June 28, 2003.

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

     In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matured on September 30, 2003. There was no outstanding balance under the Temporary Facility at September 27 or June 28, 2003.

     At September 27, 2003, the Association was in compliance with or had obtained waivers for all applicable loan covenants.

7. The Company announced the closing of a poultry processing facility on September 3, 2003 and wrote down the carrying value of the related assets by $2.5 million to the expected sales price less costs of disposal. Additional charges of $1 million were also taken in the first quarter of fiscal 2004, primarily related to employee severance amounts.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended September 27, 2003 increased 12.2% as compared to the quarter ended September 28, 2002. The increase in net sales volume was due primarily to a 9.1% increase in average poultry sales prices, which was partially offset by a 1.9% decrease in ready-to-cook (RTC) broiler meat production. The increase in poultry sales prices was due to stronger domestic and export demand coupled with lower industry-wide production.

The Association's export sales of $18.4 million for the September 2003 period were 63.5% higher than the September 2002 period, due to the resumption of shipments to Russia and increased demand from other countries. Negotiations with Russian officials on an import quota system have been held. A general agreement has been reached with the U.S. level of imports comparable to periods prior to the embargo.

According to the U.S. Department of Agriculture's (USDA) World Agricultural Outlook Board, the forecast for calendar 2003 broiler meat production is
32.21 billion pounds, ready-to-cook weight, .98% above the 31.89 billion pounds produced in 2002. This is the smallest increase in broiler production for the industry in recent history, which contributed to the improved broiler market prices in the first quarter of fiscal 2004. The estimate for calendar 2004 production is 32.89 billion pounds, 2.1% over the 2003 forecast.

Net Operating Margins

The Association had net operating margins of $38.4 million for the three months ended September 27, 2003 as compared to $2.3 million in the comparable period last year. The increase in operating margins was due primarily to higher poultry selling prices partially offset by higher feed ingredient costs for the September 2003 quarter as compared to the September 2002 quarter. Corn and soybean prices were 4.5% and 11.7% higher, respectively, during the three-month period ended September 27, 2003 than over the same period a year ago. The increased feed grain costs were due to adverse weather conditions experienced late in the growing season. Cost of sales also included a $3.5 million charge to write down the assets and recognize other expenses, primarily employee severance amounts, related to the closing of a poultry processing facility announced in September 2003.

The 18.2% increase in distribution, administrative and general expenses for the three months ended September 27, 2003 was attributable to incentive compensation accruals due to the net margins for the September 2003 quarter as compared to the net loss in the September 2002 quarter.

Other Income (Deductions)

Interest and dividend income were nominal for the periods presented in the consolidated statements of operations. No dividends or interest were paid or accrued on the Southern States capital trust and preferred securities for the quarters ended September 27, 2003 and September 28, 2002, respectively.

In October 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust certificates quarterly interest payment due on October 5, 2002. Interest payments for subsequent quarters through October 5, 2003 have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters with the deferred payments bearing interest at 10.75%.

As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

Interest expense was $7.6 million for the three months ended September 27, 2003 as compared to $6.1 million for the comparable period last year, a 24.6% increase. The increase in interest expense was due to increased long-term debt balances and higher fees, partially offset by lower market interest rates.

Miscellaneous, net was $4.2 million for the current quarter as compared to $.3 million in the same quarter last year. Gains from the sale of assets and from the settlement of notes receivable that exceeded their carrying value were the primary items accounting for the increase.

For the three months ended September 27, 2003, the Association's combined federal and state effective income tax rate on the tax expense of the margins before income taxes was 33.3%. Combined effective rates on the tax benefit of the loss before income taxes for the three-month period ended September 28, 2002 was 3.8%. The limited tax benefit in the September 2002 quarter was due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC investment. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

In response to the adverse operating conditions in 2003, the Company instituted a cost reduction plan freezing pay levels, reducing staff and overtime, implementing employee benefit plan reductions/eliminations and selling certain non-operating assets. The improvement in broiler sales prices and other factors have contributed to strong operating results in the first quarter of fiscal 2004, however the Company is continuing to consider the implementation of further cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. On September 27, 2002, the Company refinanced and extended its Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2004 and a $95 million Term Loan maturing November 2005. The interest rates on the facility ranged from 1.50% to 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

The Association also has $45.7 million in term loans outstanding with an agricultural credit bank and $45.0 million in senior notes with an insurance company. The Association's senior notes, senior secured credit facilities and term loans are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matured on September 30, 2003. There was no outstanding balance under the Temporary Facility at September 27 or June 28, 2003.

At  October  31, 2003, the Association had unused loan commitments  of  $54.9 million.

Covenants under the terms of the loan agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. At September 27, 2003, the Association was in compliance with or had obtained waivers for all applicable loan covenants.

For the first three months of fiscal 2004, cash provided from operating activities was $41.9 million as compared to $.8 million for the first three months of fiscal 2003. The increase was due to the net margins for the quarter as adjusted for non-cash items. Cash used in financing activities was $37.2 million as compared to cash provided by financing activities of $12.1 million for the quarters ended September 2003 and September 2002, respectively. Debt repayments included scheduled long-term debt amounts and payments on the revolving credit facility.

Working capital and patrons' and other equity were $211.3 million and $206.1 million, respectively, at September 27, 2003 as compared to $210.2 million and $183.9 million, respectively, at June 28, 2003. The increase in patrons' and other equity reflects the net margins for the September 2003 quarter partially offset by equity redemptions.

The Association plans capital expenditures of approximately $45 million in 2004 that primarily include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2004 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed.

In August 2003, the Board of Directors of the Association suspended the early cashing of notified equity at the request of the holder, but will continue to pay the full face value to the estates of deceased equity holders subject to a board imposed $4.0 million limitation on total equity cashings in 2004. The redemption of patrons' equity is subject to the discretion of the Board of Directors.

In connection with the sale of assets of the Agri-Services segment to Southern States during 1999, Gold Kist discontinued the sale of Subordinated Certificates. The Association believes cash on hand and cash equivalents at September 27, 2003 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives over the next twelve months and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

Future Accounting Requirements

In February 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the classification of liabilities in financial statements that have characteristics of both liabilities and equity. Any redemption of the Company's patrons' equity is subject to the discretion of the Board of Directors and is not mandatorily redeemable.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. Generally, the provisions of the Interpretation are effective for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the impact of this interpretation.


In May 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue 01-08, "Determining Whether an Arrangement Contains a Lease." If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is effective for all arrangements agreed to or modified in fiscal periods after May 28, 2003. The Company is still evaluating the impact of this EITF. The effect of this EITF is not material to the Company for those arrangements entered into for the quarter ended September 27, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement does not have a material impact on the Company's consolidated financial statements.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of its commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At September 27, 2003, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Interest Rate Risk

The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). A 1% change in LIBOR would increase annual interest expense by approximately $2.0 million.

ITEM 4.  CONTROLS AND PROCEDURES

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

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 27, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date      November 11, 2003
                                                John Bekkers
                                           Chief Executive Officer
                                       (Principal Executive Officer)




Date      November 11, 2003
                                                Stephen O. West
                                      Treasurer  and Chief Financial  Officer
                                          (Principal Financial Officer)



                                                                  Page 12


                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

     (b)Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended September 27, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date      November 11, 2003                /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                         (Principal Executive Officer)




Date      November 11, 2003               /s/ Stephen O. West
                                              Stephen O. West
                                     Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)