Form 10-Q
period 2003-12-27
GOLD KIST INC
filed 2004-02-10
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934



              For the Quarterly Period Ended December 27, 2003

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




                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Unaudited Financial Statements

           Consolidated Balance Sheets -
             June 28, 2003 and December 27, 2003            1

           Consolidated Statements of Operations -
             Three Months and Six Months Ended
             December 28, 2002 and December 27, 2003        2

           Consolidated Statements of Cash Flows -
             Six Months Ended December 28, 2002
             and December 27, 2003                          3

           Notes to Consolidated Financial
             Statements                                  4 -  7

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         8 - 16

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  17

  Item 4.  Controls and Procedures                         17

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                18

                                                                  Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                 June 28,    December 27,
                                                   2003          2003
        ASSETS
Current assets:
 Cash and cash equivalents                       $ 11,026        15,971
 Receivables, principally trade,
   less allowance for doubtful
   accounts of $2,002 at
   June 28, 2003 and $1,997
   at December 27, 2003                           104,699       109,037
 Inventories                                      196,728       210,633
 Deferred income taxes                             43,270        23,041
 Other current assets                              20,100        21,516
     Total current assets                         375,823       380,198
Investments                                        66,805        50,540
Property, plant and equipment, net                226,905       213,073
Deferred income taxes                              26,822        25,669
Other assets                                       65,692        65,876
                                                 $762,047       735,356

     LIABILITIES AND EQUITY
Current liabilities:
 Current maturities of long-term debt            $ 22,162        43,509
 Accounts payable                                  63,281        63,843
 Accrued compensation and related expenses         31,875        36,405
 Interest left on deposit                           8,495         7,789
 Other current liabilities                         39,783        46,784
     Total current liabilities                    165,596       198,330
Long-term debt, less current maturities           324,011       232,000
Accrued pension costs                              44,487        45,025
Accrued postretirement benefit costs               10,119         9,279
Other liabilities                                  33,937        40,717
     Total liabilities                            578,150       525,351
Patrons' and other equity:
 Common stock, $1.00 par value - Authorized
   500 shares; issued and outstanding 2 at
   June 28, 2003 and December 27, 2003                  2             2
 Patronage reserves                               185,620       183,716
 Accumulated other comprehensive loss             (43,448)      (41,514)
 Retained earnings                                 41,723        67,801
     Total patrons' and other equity              183,897       210,005
                                                 $762,047       735,356


       See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)
                                 (Unaudited)

                                 Three Months Ended    Six Months Ended
                                 Dec. 28,  Dec. 27,   Dec. 28,   Dec. 27,
                                   2002      2003       2002       2003
Net sales volume                 $437,488   536,927    898,112  1,053,615
Cost of sales                     461,230   468,717    898,987    922,715
 Gross margins (loss)             (23,742)   68,210       (875)   130,900
Distribution, administrative
 and general expenses              20,105    29,023     40,645     53,294
Postretirement benefit plan
 Curtailment gain                  10,311         -     10,311          -
 Net operating margins (loss)     (33,536)   39,187    (31,209)    77,606
Other income (deductions):
 Interest and dividend income       1,059       144      1,389        317
 Interest expense                  (5,570)   (6,782)   (11,661)   (14,385)
 Unrealized loss on investment          -   (18,486)   (24,064)   (18,486)
 Miscellaneous, net                (4,029)      291     (3,722)     4,533
   Total other deductions          (8,540)  (24,833)   (38,058)   (28,021)
 Margins (loss) from operations
   before income taxes            (42,076)   14,354    (69,267)    49,585
Income tax expense (benefit)      (14,028)   10,949    (15,071)    22,695
 Net margins (loss)              $(28,048)    3,405    (54,196)    26,890


     See Accompanying Notes to Consolidated Financial Statements.

                                                             Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                     Six Months Ended
                                                   Dec. 28,    Dec. 27,
                                                     2002        2003
Cash flows from operating activities:
 Net margins (loss)                               $ (54,196)     26,890
  Non-cash items included in net margins (loss)
    from operations:
    Depreciation and amortization                    19,604      19,503
    Unrealized loss on investment                    24,064      18,486
    Postretirement benefit plan curtailment gain    (10,311)          -
    Deferred income tax expense (benefit)           (11,442)     19,797
    Other                                             2,021       3,782
    Changes in operating assets and liabilities:
    Receivables                                      11,606      (4,338)
    Inventories                                       2,871     (13,905)
    Other current assets                               (493)        269
    Accounts payable, accrued and other expenses    (11,031)     15,279
Net cash provided by (used in) operating activities (27,307)     85,763
Cash flows from investing activities:
 Dispositions of investments                            105          42
 Acquisitions of property, plant and equipment      (20,478)     (9,761)
 Other                                                 (565)      2,281
Net cash used in investing activities               (20,938)     (7,438)
Cash flows from financing activities:
 Short-term debt repayments, net                    (10,000)          -
 Proceeds from long-term debt                       165,620           -
 Principal repayments of long-term debt and
    capitalized loan fees                          (102,353)    (70,664)
 Patrons' equity redemptions paid in cash            (2,452)     (2,716)
Net cash provided by (used in) financing
 activities                                          50,815     (73,380)
Net change in cash and cash equivalents               2,570       4,945
Cash and cash equivalents at beginning of period      8,997      11,026
Cash and cash equivalents at end of period        $  11,567      15,971
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  11,576      15,280
    Income taxes, net                             $  (4,131)     (3,422)


        See Accompanying Notes to Consolidated Financial Statements.

                                                                      Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)

 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist", the "Company" or the "Association") as of December 27, 2003 and for the three and six months ended December 27, 2003. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements of Gold Kist's Annual Report in the previously filed Form 10-K for the fiscal year ended June 28, 2003.

     The Association employs a 52/53 week fiscal year. Fiscal 2004 will be a 52-week year and fiscal 2003 was also a 52-week year with each quarter in both periods consisting of 13 weeks.

 2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations, and the cash flows of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of results for the entire fiscal year.

 3. Comprehensive income (loss) was $(28,048) and $4,371 for the three months ended December 28, 2002 and December 27, 2003, respectively, and $(54,196) and $28,824 for the six months ended December 28, 2002 and December 27, 2003, respectively.

 4.  Revenue  is  recognized upon shipment and transfer of ownership  of  the product  to  the  customer.  Revenue is recorded net of any  discounts,
     allowances   or   promotions.   Estimates  for  any   special   pricing
     arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements.

 5.  Inventories consist of the following:

                                      June 28, 2003      Dec. 27, 2003
     Live poultry and hogs              $ 97,691            96,924
     Marketable products                  53,587            64,955
     Raw materials and supplies           45,450            48,754
                                        $196,728           210,633

     The Company has historically accounted for marketable products inventory principally at selling prices less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value). The Company has begun to focus its growth efforts and production on further-processed or value-added poultry products and anticipates that an increasing amount of its poultry sales will be from further-processed products. As such, the Company began accounting for its marketable products inventory at the lower of cost or market during the second quarter of fiscal 2004.

 6. Depreciation and amortization included in cost of goods sold in the accompanying consolidated statements of operations were $8.7 million and $17.7 million for the three and six months ended December 28, 2002, respectively, and $8.6 million and $17.2 million for the three and six months ended December 27, 2003, respectively.

 7. At June 28, 2003, the Association had a minimum pension liability of $43.4 million, net of the deferred tax benefit of $25.9 million. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity in accumulated other comprehensive loss. At December 27, 2003, the cumulative minimum pension liability included in accumulated other comprehensive loss was $41.5 million, net of the deferred tax benefit of $24.7 million.

 8. In October 1998, the Association completed the sale of assets of its Agri-Services business to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million in principal amount of capital trust securities and $40 million in principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under this commitment. No dividends from the cumulative preferred securities have been received since the quarterly payment received in January 2002.

     The SSC capital trust securities have a fixed maturity and therefore are considered to be subject to the provisions of Statement of
     Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The SSC preferred stock securities are considered outside the scope of SFAS 115 and are accounted for at cost as they do not have a fixed maturity, are not redeemable by Gold Kist, and do not have a readily determinable fair value.

     In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the quarterly interest payment due on October 5, 2002. All subsequent quarterly interest payments have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters, with any deferred payments bearing interest at 10.75%.

     As a result of the deferral of the interest payments, the Association followed the guidance of paragraph 16 of SFAS 115 and reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against margins from operations before income taxes for the six months ended December 28, 2002.

     As of December 31, 2003, SSC's total stockholders' and patrons' equity fell below the Association's carrying value of the preferred stock investment, which the Company believes is a triggering event indicating impairment. The Association valued the preferred securities based on a discounted cash flow approach and recorded an "other-than-temporary" impairment charge of $18.5 million for the three and six months ended December 27, 2003.

     The carrying value of the SSC securities was $57.3 million at June 28, 2003 and $38.8 million on December 27, 2003. As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

     Gold Kist is permitted to sell the SSC securities pursuant to applicable securities regulations and the terms of the securities. The SSC securities are classified as noncurrent assets - investments in the accompanying consolidated balance sheets at June 28 and December 27, 2003.

9. On September 27, 2002, the Company refinanced and extended its Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2004 and a $95 million Term Loan maturing November 2005. The interest rates on the facility range from 1.50% to 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year Term Loan due November 2005 were also unchanged.

     In February 2003, the Company amended its Senior Secured Credit Facility and entered into a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matured on September 30, 2003 with no outstanding balance.

     At December 27, 2003, the Association was in compliance or had obtained waivers for all applicable loan covenants under its credit facilities.

10. The Company announced the closing of a poultry processing facility on September 3, 2003 and wrote down the carrying value of the related assets by $2.5 million to the expected sales price less costs of disposal. Additional charges of $1 million were also taken in the first quarter of fiscal 2004, primarily related to employee severance amounts, which were paid during the quarter ended December 27, 2003. No significant additional charges were taken in the second quarter of fiscal 2004.

11.  Pension  expense  included  in  the statement  of  operations  was  $1.9 million  and  $3.8 million for the three and six months ended  December
     27, 2003, respectively.   Pension expense included in the statement  of
     operations was $55 thousand and $109 thousand for the three and six months ended December 28, 2002, respectively.

     Effective January 1, 2004, the Association's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged.

     The Association anticipates an estimated $10.0 million of pension settlement accounting expense in the six months ended June 26, 2004 as a result of expected lump sum distribution payments to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. There was no pension settlement accounting expense in the statements of operations for any of the periods ended December 2003 and 2002.

12. Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by the Company and are not material in amount.


                                                                      Page 8
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION


General

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from 49% to 59.8% during that period, and we expect this trend to continue.

The industry has experienced volatility in results of operations over the last five years and expects the volatility to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to supply of chicken, viability of export markets, supply and prices of competing meats and proteins, animal health factors in the global meat complex and general economic conditions.

According to the USDA World Agricultural Outlook Board, the forecast for calendar 2003 U.S. broiler meat production is 32.288 billion pounds, ready-to-cook weight, which is a 0.91% increase from the 31.895 billion pounds
produced  in  calendar  2002.   This  is the  smallest  increase  in  broiler
production for the industry in recent history, and has led to improved broiler market prices in the six-month period ended December 27, 2003. Heavier bird weights slightly offset lower egg sets and chick placements.
The  estimate  for  calendar 2004 broiler meat production  is  33.25  billion
pounds,  which is a 2.98% increase from the calendar 2003 forecast.   Subject
to the supplies of competing meats, the status of export markets and other factors, we believe this increase in supply, which is below historical averages for years prior to 2003, should continue to contribute to improved broiler sales prices in fiscal 2004 compared to average prices for the year ended June 28, 2003. However, current broiler sales prices are approaching their highest levels since 1999 and are not expected to continue at these levels.

Gold Kist's poultry export sales historically have been less than 10% of total net sales. The poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products. Any disruption in the export markets can significantly impact domestic broiler sales prices due to excess domestic supply. The Russian ban on the import of U.S. poultry in March 2002 depressed broiler sales prices through fiscal 2003 and coupled with higher feed costs resulted in the Company's net operating losses in fiscal 2003. The lifting of the Russian ban on U.S. chicken imports and implementation of an import quota system has brought stability to the export market for U.S. chicken and has contributed to an improved supply and demand balance and higher broiler sales prices in the first six months of fiscal 2004.
                                                                       Page 9

The  cost  of  feed  grains,  primarily corn  and  soybean  meal,  represents approximately fifty percent of total broiler production costs. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased in fiscal 2003 by 25% and 18%, respectively, due to stronger worldwide demand and a reduced U.S. crop due to weather problems in grain producing areas. Higher feed grain prices, particularly soybean meal, are expected to continue at least through fiscal 2004.

The Company believes that increasing its value-added product lines, continuing to improve its cost structure and continuing its commitment to an unbranded strategy to grow private label sales will help to reduce its exposure to the industry volatility of the past five years and generate higher gross margins on a consistent basis. The Association also plans to increase its base of longer-term capital and improve its financial leverage; however, due to its cooperative structure, it does not have access to equity capital markets and has exposure to increases in interest rates. General issues such as increased domestic and global competition in the meat industry, heightened concerns over the safety of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production and animal welfare activism continue as significant risks and challenges to the profitability and growth of the Company and the broiler industry.


                            RESULTS OF OPERATIONS


Net Sales Volume

Gold Kist's net sales volume for the quarter ended December 27, 2003 increased 22.7% compared to the quarter ended December 28, 2002. For the six-month period ended December 27, 2003, net sales volume increased 17.3% from $898 million in the comparable period last year to $1.1 billion in the
current  year.   The  increase in net sales volume was due  primarily  to  an approximate 14% increase in average chicken sales prices and to a 1.2% increase in pounds of chicken sold. An overall strengthening economy, favorable production levels, improved export demand and higher prices in the beef and pork meat sectors contributed to stronger demand and higher chicken sales prices in the 2003 periods. Current diet trends emphasizing low fat proteins such as chicken or fish have also favorably impacted product demand.

The Association's export sales of $30.3 million and $48.7 million for the three and six months ended December 27, 2003, respectively, were 112% and 90.8% higher than the 2002 periods, due to substantially increased prices, the resumption of shipments to Russia and increased demand from other countries. An import quota system was negotiated and announced by Russian officials in December 2003. The U.S. share of the total quota was 771,900 tons or 73.5%. This is below the U.S. levels of imports prior to the embargo; however, increased demand from other countries has partially offset this reduction. The Company's export sales to Russia increased 20.4% in pounds shipped and 89% in dollar value from $9.7 million in the December 2002 year-to-date period to $18.3 million in the December 2003 year-to-date period.

                                                                      Page 10

Net Operating Margins (Loss)

The Association had net operating margins of $39.2 million and $77.6 million for the three and six months ended December 27, 2003, respectively, compared to net operating losses of $(33.5) million and $(31.2) million in the comparable periods last year. The increase in operating margins in the December 2003 periods was due primarily to higher chicken selling prices and additional pounds sold partially offset by higher feed ingredient costs, principally soybean meal. Soybean meal prices were 19.9% higher per ton during the six-month period ended December 27, 2003 than the same period a year ago. The increased feed grain costs were due to adverse weather conditions experienced late in the growing season. The Company expects that higher soybean meal prices will continue through at least the remainder of the fiscal year due to tighter supplies. Cost of sales also included a $3.5 million charge to write down the assets and recognize other expenses, primarily employee severance amounts, related to the closing of a poultry processing facility announced in September 2003.

The Association's pork production operations were breakeven for the six months ended December 27, 2003 as compared to a net operating loss of $1.9 million for the six months ended December 28, 2002. The improvement was attributable to improved hog market prices.

The 31.1% year-to-date increase in distribution, administrative and general expenses was principally due to incentive compensation accruals associated with the net margins for the year-to-date December 2003 periods compared to the net losses in the December 2002 periods. The Company also experienced higher benefit costs, principally pension expense and employee medical claims during the first six months of fiscal 2004, which contributed to the increase in these expenses.

Other Deductions

Other deductions totaled $24.8 million and $28.0 million for the three and six months ended December 27, 2003, respectively, compared to $8.5 million and $38.1 million for the comparable periods last year.

In October 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the quarterly interest payment due on October 5, 2002. Interest payments for subsequent quarters have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters, with the deferred payments bearing interest at 10.75%. As a result of the deferral of the interest payments, the Association reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge included in other deductions for the six months ended December 28, 2002.

As of December 31, 2003, SSC's total stockholders' and patrons' equity fell below the Association's carrying value of the preferred stock investment, which the Company believes is a triggering event indicating impairment. The Association valued the preferred securities based on a discounted cash flow approach and recorded an "other-than-temporary" impairment charge of $18.5 million included in other deductions for the three and six months ended December 27, 2003.
                                                                      Page 11


As interest rates and market conditions change, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on the Association's results of operations and financial position.

Interest expense was $6.8 million and $14.4 million for the three and six-month periods ended December 27, 2003, respectively, compared to $5.6 million and $11.7 million for the comparable periods last year. The increase in the quarter and year-to-date interest expense was due to higher interest rate spreads over the London Interbank Offered Rate (LIBOR) and higher fees resulting from the February 2003 amendment to the Senior Credit Facility and the arrangement of the Temporary Revolving Credit Facility that matured on September 30, 2003.

Miscellaneous, net was income of $291 thousand and $4.5 million for the three and six months ended December 27, 2003, respectively, compared to expense of $4.0 million and $3.7 million for the comparable periods last year. Gains from the sale of assets and from the settlement in August 2003 of notes receivable that exceeded their carrying value were the primary items accounting for the December 2003 year-to-date income amounts. The notes receivable were acquired from the parent corporation of the other general partner of a pecan processing and marketing partnership dissolved in January 2003. A payment in December 2002 representing the Company's share of a legal settlement as a former partner of Golden Peanut Company accounted for the expense in the three and six months ended December 28, 2002.

Income from a hog grow-out joint venture with another regional cooperative was $.4 million for the six months ended December 27, 2003 as compared to a loss of $.6 million for the six months ended December 28, 2002 due to improved hog market prices.

Income Tax Expense (Benefit)

For the three and six months ended December 27, 2003, the Association's combined federal and state effective income tax rates used to calculate the tax expense of the margins before income taxes were 76.3% and 45.8%, respectively. The increased effective tax rate over the federal and state statutory rates for the three and six months ended December 27, 2003 was due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC preferred stock investment.

The combined effective rates for the three and six months ended December 28, 2002 were 33.3% and 21.8%, respectively. The lower tax benefit on the net loss for the six months ended December 28, 2002 was due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC capital trust securities. Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

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

In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matured on September 30, 2003. There was no outstanding balance under the Temporary Facility at June 28 or September 30, 2003.

The Association also has $42.2 million in term loans outstanding with an agricultural credit bank and $45.0 million in senior notes outstanding with an insurance company. The Association's senior notes, senior secured credit facilities and term loans are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment.

Covenants under the terms of the debt agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments and other items. At December 27, 2003, the Association was in compliance with or had obtained waivers for all applicable loan covenants under its credit facilities.

For the first six months of fiscal 2004, cash provided by operating activities was $85.8 million compared to cash used in operating activities of $27.3 million for the first six months of 2003. The increased cash flow was due to the strong operating results for the period as adjusted for non-cash items, principally depreciation and amortization, the unrealized loss on investment and deferred income taxes. Cash used in financing activities for the six months ended December 2003 was $73.4 million compared to cash provided by financing activities for the six months ended December 2002 of $50.8 million. During the period, the Company repaid outstanding debt of $70.7 million, including scheduled long-term debt amounts and payments on the revolving credit facility. At February 6, 2004, the Association had unused loan commitments of $84.9 million.

Working capital and patrons' and other equity were $181.9 million and $210.0 million, respectively, at December 27, 2003 compared to $210.2 million and $183.9 million, respectively, at June 28, 2003. The reclassification of the Revolving Credit Facility from long-term debt to a current liability effective November 2003 resulted in the reduction in working capital at
December 27, 2003 from June 28, 2003. At December 27, 2003, the amount outstanding under the Revolving Credit Facility was $20 million. The increase in patrons' and other equity reflects the net margins for the first half of 2004 partially offset by $2.7 million of equity redemptions.

In August 2003, the Board of Directors of the Association suspended the early cashing of notified equity at the request of the holder, but will continue to pay the full face value of notified equity to the estates of deceased equity holders, subject to a board imposed $4.0 million limitation on total equity cashings in 2004. The redemption of patrons' equity is subject to the discretion of the Board of Directors.

The Association has spent approximately $9.8 million in capital expenditures in the six month period ended December 27, 2004 and expects to spend an additional $35 million in the last six months of fiscal 2004 that include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2004 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and additional borrowings, as needed.

In response to adverse operating conditions in fiscal 2003, the Company instituted a cost reduction plan freezing pay levels, reducing staff and overtime, implementing employee benefit plan reductions/eliminations and selling certain non-operating assets. The Company continues to analyze all aspects of its business and may consider additional cost reductions or operational changes necessary to maintain its cost competitiveness.

Effective January 1, 2004, the Association's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. As a result of these amendments, the projected pension plan contribution commencing in calendar 2005 was reduced from $7 million estimated at July 2003 to $4 million.

The Association expects to have an estimated $10.0 million of pension settlement accounting expense in the six months ending June 26, 2004 as a result of expected lump sum distribution payments to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. There was no pension settlement accounting expense in the statements of operations for any of the periods ended December 2003 and 2002.

In connection with the sale of assets of its Agri-Services business to SSC during 1999, Gold Kist discontinued the sale of Subordinated Capital Certificates. The Association believes cash on hand and cash equivalents at December 27, 2003 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives over the next twelve months and to fund the repayment of outstanding Subordinated Certificates as they mature.

Due in part to the $45 million term loan and $80 million of the $95 million term loan maturing in November 2005, the Company is considering long-term debt financing alternatives. The Company is also in process of negotiating a new three-year revolving credit agreement with its bank group to replace its current credit facility maturing November 2004.

Important Considerations Related to Forward-Looking Statements

The statements contained in this report regarding our future financial and operating performance and results, business strategy, market prices, future commodity price risk management activities, plans and forecasts and other statements that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "should," "would," "could", "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations in this offering circular, including, but not limited to:

 - fluctuations in the cost and availability of raw materials, such as feed ingredients;
 - changes in the availability and relative costs of labor and contract growers;
 - market conditions for finished products, including competitive factors and the supply and pricing of alternative meat proteins;
 - effectiveness of our sales and marketing programs;
 - disease outbreaks affecting broiler production and/or marketability of our products;
 - contamination of products, which can lead to product liability and product recalls;
 - access to foreign markets together with foreign economic conditions;
 - acquisition activities and the effect of completed acquisitions;
 - pending or future litigation;
 - the ability to obtain additional financing or make payments on our debt;
 - regulatory developments, industry conditions and market conditions; and general economic conditions.

Any forward-looking statements in this report are based on certain assumptions and analysis made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. You are therefore cautioned not to place undue reliance on such forward-looking statements. We do not intend to update any forward-looking statements contained in this document. When considering our forward-looking statements, also keep in mind the risk factors and other cautionary statements in reports that we file with the SEC.

Effects of Inflation

The major factors affecting the Association's net sales volume and cost of sales are the commodity market prices for broilers, hogs and feed grains. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation has, however, affected operating costs such as labor, energy and material costs.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the classification of financial instruments in financial statements that have characteristics of both liabilities and equity. Any redemption of the Company's patrons' equity is subject to the discretion of the Board of Directors and is not mandatorily redeemable.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46), as amended in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. Generally, the provisions of the Interpretation are effective in the first interim period ending after March 15, 2004. The Company is in process of evaluating the impact of this interpretation and does not expect a significant impact on the Company's consolidated financial statements.

In May 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue 01-08, "Determining Whether an Arrangement Contains a Lease." If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is applicable to all arrangements agreed to or modified in fiscal periods after May 28, 2003. The effect of this EITF is not material to the Company for those arrangements entered into or modified in the first six months ended December 27, 2003.

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

Valuation of Investments - The Company has an investment in the preferred and capital trust securities of Southern States Cooperative, Inc. (SSC). The
Company has accounted for the capital trust securities as "available for sale" securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (SFAS
115). The capital trust securities are reflected at an approximate fair value based on discounted cash flows using interest rates for similar securities. As a result, changes in interest rates or credit worthiness of SSC would impact the approximate fair value. The preferred stock is an equity security that does not have a readily determinable market value and is carried at cost and periodically assessed for "other-than-temporary" impairments.

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

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices on operations and to ensure supply of a portion of its commodity inventories and related purchase and sales contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At December 27, 2003, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $270.8 million at December 27, 2003. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of December 27, 2003. Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $60 million.

Interest Rate Risk

The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR), as well as the Association's financial condition. A 1% change in LIBOR would increase annual interest expense by an estimated $2.0 million.

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

    (a) Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 27, 2003.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date     February 10, 2004
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date     February 10, 2004
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)



                                                                  Page 18

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

    (b) Reports on Form 8-K. Gold Kist has not filed any reports on Form 8-K during the three months ended December 27, 2003.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date     February 10, 2004                 /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date     February 10, 2004                 /s/ Stephen O. West
                                               Stephen O. West
                                    Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)