Form 10-Q
period 2004-03-27
GOLD KIST INC
filed 2004-05-11
CIK 215994

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended March 27, 2004

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


                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Unaudited Financial Statements

           Consolidated Balance Sheets -
             June 28, 2003 and March 27, 2004               1

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             March 29, 2003 and March 27, 2004              2

           Consolidated Statements of Cash Flows -
             Nine Months Ended March 29, 2003
             and March 27, 2004                             3

           Notes to Consolidated Financial
             Statements                                  4 -  14

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         15 - 24

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                    25

  Item 4.  Controls and Procedures                           25

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                  26


                                                                   Page 1
Item 1.  Financial              GOLD KIST INC.
         Statements       CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                   June 28,     March 27,
                                                     2003          2004
          ASSETS
Current assets:
   Cash and cash equivalents                       $ 11,026        93,526
   Receivables, principally trade,
     less allowance for doubtful
     accounts of $2,002 at
     June 28, 2003 and $1,821
     at March 27, 2004                              104,699       117,156
   Inventories                                      196,728       221,283
   Deferred income taxes                             43,270        22,043
   Other current assets                              20,100        27,633
       Total current assets                         375,823       481,641
Investments                                          66,805        50,914
Property, plant and equipment, net                  226,905       218,684
Deferred income taxes                                26,822        30,799
Other assets                                         65,692        67,230
                                                   $762,047       849,268

       LIABILITIES AND EQUITY
Current liabilities:
   Current maturities of long-term debt            $ 22,162        13,436
   Accounts payable                                  63,281        67,012
   Accrued compensation and related expenses         31,875        42,978
   Interest left on deposit                           8,495         7,570
   Income taxes payable                                   -        22,348
   Other current liabilities                         39,783        59,018
       Total current liabilities                    165,596       212,362
Long-term debt, less current maturities             324,011       296,042
Accrued pension costs                                44,487        59,722
Accrued postretirement benefit costs                 10,119         7,485
Other liabilities                                    33,937        42,474
       Total liabilities                            578,150       618,085
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500 shares; issued and outstanding 2 at
     June 28, 2003 and March 27, 2004                     2             2
     Patronage  reserves                            185,620       212,992
   Accumulated other comprehensive loss             (43,448)      (43,448)
   Retained earnings                                 41,723        61,637
       Total patrons' and other equity              183,897       231,183
                                                   $762,047       849,268


      See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 2


                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands)
                                 (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                 Mar. 29,  Mar. 27,    Mar. 29,   Mar. 27,
                                   2003      2004        2003       2004
Net sales volume                 $466,389   575,589   1,364,501   1,629,204
Cost of sales                     461,589   480,128   1,360,576   1,402,843
 Gross margins                      4,800    95,461       3,925     226,361
Distribution, administrative
 and general expenses              19,196    27,200      59,841      80,494
Postretirement benefit
 curtailment gain and pension
 settlement (expense)                 554    (9,908)     10,865      (9,908)
 Net operating margins (loss)     (13,842)   58,353     (45,051)    135,959
Other income (deductions):
 Interest and dividend income         662       744       2,051       1,061
 Interest expense                  (6,762)  (13,316)    (18,423)    (27,701)
  Unrealized  loss  on investment       -         -     (24,064)    (18,486)
Miscellaneous, net                  2,134       886      (1,588)      5,419
   Total other deductions          (3,966)  (11,686)    (42,024)    (39,707)
 Margins (loss) from operations
   before income taxes            (17,808)   46,667     (87,075)     96,252
Income tax expense (benefit)       (5,937)   16,805     (21,008)     39,500
 Net margins (loss)              $(11,871)   29,862     (66,067)     56,752


        See Accompanying Notes to Consolidated Financial Statements.


                                                                Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                                    Nine Months Ended
                                                   Mar. 29,    Mar. 27,
                                                     2003        2004
Cash flows from operating activities:
 Net margins (loss) from continuing operations    $(66,067)      56,752
  Non-cash items included in net margins (loss)
    from operations:
    Depreciation and amortization                    29,361      29,538
    Unrealized loss on investment                    24,064      18,486
    Postretirement benefit curtailment gain         (10,865)          -
    Pension and other benefit plans expense           2,406      16,639
    Deferred income tax expense (benefit)           (17,379)     16,190
    Other                                              (184)     (1,241)
    Changes in operating assets and liabilities:
    Receivables                                       3,648     (12,474)
    Inventories                                        (324)    (24,555)
    Other current assets                              1,871        (656)
    Accounts payable, accrued and other expenses     (7,338)     48,512
Net cash provided by (used in) operating activities
 of continuing operations                           (40,807)    147,191
Net cash used in operating activities of
 discontinued operations                            (18,381)          -
Net cash provided by (used in) operating activities (59,188)    147,191
Cash flows from investing activities:
 Dispositions of investments                            469          43
 Acquisitions of property, plant and equipment      (27,871)    (19,810)
 Other                                                4,426       2,882
Net cash used in investing activities               (22,976)    (16,885)
Cash flows from financing activities:
 Short-term debt repayments, net                     (2,500)          -
 Proceeds from long-term debt                       202,920     196,940
 Principal repayments of long-term debt            (105,823)   (235,052)
 Payments of capitalized financing costs             (3,007)     (5,925)
 Patrons' equity redemptions paid in cash            (5,614)     (3,769)
Net cash provided by (used in) financing
 activities                                          85,976     (47,806)
Net change in cash and cash equivalents               3,812      82,500
Cash and cash equivalents at beginning of period      8,997      11,026
Cash and cash equivalents at end of period        $  12,809      93,526
Supplemental disclosure of cash flow data:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  18,940      33,236
    Income taxes, net                             $  (5,849)     (1,548)

        See Accompanying Notes to Consolidated Financial Statements.

                                                                     Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)

 1. The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist", the "Company" or the "Association") as of March 27, 2004 and for the three and nine months ended March 27, 2004. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

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

 3. Comprehensive income (loss) was $(11,871) and $29,862 for the three months ended March 29, 2003 and March 27, 2004, respectively, and $(66,067) and $56,752 for the nine months ended March 29, 2003 and March 27, 2004, respectively.

 4. Revenue is recognized upon shipment and transfer of ownership of the product to the customer. Revenue is recorded net of any discounts, allowances or promotions. Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangement.

 5.  Inventories consist of the following:

                                      June 28, 2003      Mar. 27, 2004
     Live poultry and hogs              $ 97,691           103,418
     Marketable products                  53,587            64,520
     Raw materials and supplies           45,450            53,345
                                        $196,728           221,283

     Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty six weeks. Market hogs include costs
                                                                   Page 5

     of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stock breeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. The pork breeders are included in other assets - noncurrent in the consolidated financial statements and are not significant. If market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

     Marketable products consist primarily of dressed and further processed poultry. The Company has historically accounted for marketable products inventory principally at selling prices less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value). The Company has begun to focus its growth efforts and production on further-processed or value-added poultry products and anticipates that an increasing amount of its poultry sales will be from further-processed products. As such, the Company began accounting for its marketable products inventory at the lower of cost or market during the second quarter of fiscal 2004.

     Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, on the basis of the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its feed ingredient purchases.

 6. Depreciation and amortization included in cost of goods sold in the accompanying consolidated statements of operations were $8.1 million and $24.9 million for the three and nine months ended March 29, 2003, respectively, and $8.5 million and $25.9 million for the three and nine months ended March 27, 2004, respectively.

7. At June 28, 2003 and March 27, 2004, the Association had a minimum pension liability of $43.4 million, net of the deferred tax benefit of $25.9 million. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity in accumulated other comprehensive loss.

8. In October 1998, the Association completed the sale of assets of its Agri-Services business to Southern States Cooperative, Inc. (SSC). In order to complete the transaction, the Association committed to purchase from SSC, subject to certain terms and conditions, up to $60 million in principal amount of capital trust securities and $40 million in principal amount of cumulative preferred securities if SSC was unable to market the securities to other purchasers. In October 1999, the Company purchased for $98.6 million the $100 million principal amount of the securities under this commitment. The Company initially recorded the securities at an estimated fair value of $81.4 million.

     The SSC capital trust securities have a fixed maturity and are subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The SSC preferred stock securities are considered outside the scope of SFAS 115 and are accounted for at cost as they do not have a fixed maturity, are not redeemable by Gold Kist, and do not have a readily determinable fair value.

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

     As of December 31, 2003, SSC's total stockholders' and patrons' equity fell below the Association's carrying value of the preferred stock investment, which the Company believes is a triggering event indicating impairment. The Association valued the preferred securities based on a discounted cash flow approach and recorded an "other-than-temporary" impairment charge of $18.5 million in the quarter ended December 27, 2003.

     The carrying value of the SSC securities was $57.3 million at June 28, 2003 and $38.8 million on March 27, 2004. As interest rates and market conditions change, or if SSC incurs additional significant losses, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the SSC securities could differ from these estimates. If these events were to occur, they could have a material impact on results of operations and financial position of the Association.

     Gold Kist is permitted to sell the SSC securities pursuant toapplicable securities regulations and the terms of the securities. The SSC securities are classified as noncurrent assets - investments in the accompanying consolidated balance sheets at June 28, 2003 and March 27, 2004.

9.   Long-term debt is summarized as follows:

                                                   June 28,     March 27,
                                                     2003         2004
                                                   (Amounts in Thousands)

     Senior notes, due 2014                         $      -     196,940
     Series B senior exchange notes, due in annual
       installments of $2,727                         24,546      21,818
     Series C senior exchange notes, due in annual
       installments of $2,273                         20,454      20,454
     Senior secured note payable with an insurance
       company                                        45,000           -
     Term loan agreements with financial
       institutions                                   95,000           -
     Revolving credit facility                        83,000           -
     Term loan agreement with agricultural credit
       bank, due in semi-annual installments of
       $1,785                                         35,720      32,150
     Term loan agreement with agricultural credit
       bank, due in quarterly installments of $600    10,000       9,600
     Subordinated capital certificates of interest
       with original fixed maturities ranging from
       seven to fifteen years, unsecured              23,006      18,204
     Tax exempt industrial revenue bond due July
       2015                                            7,500       7,500
     Mortgage loan, due in monthly installments to
        January 2010, secured by an office building    1,947       2,812
                                                     346,173     309,478
     Less current maturities                          22,162      13,436
                                                    $324,011     296,042

     In March 2004, the Company issued the senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The stated interest rate on the senior notes is 10 1/4%, with interest payable semi-annually on March 15 and September 15. The Senior Notes were issued at a price of 98.47% and are reflected net of the discount of $3.06 million in the accompanying consolidated balance sheet at March 27, 2004. The discount amount will be amortized to interest expense over the ten-year term of the senior notes under the interest method yielding an effective interest rate of approximately 10 1/2%.

     Net proceeds from the sale of the senior notes after underwriting and other expenses were $191.2 million. From the proceeds, $145.5 million was used to repay the $95 million term loan under the senior credit facility, the $45 million term loan due to an insurance company and a prepayment penalty of $5.5 million on the term loan due to the insurance company. The prepayment penalty and the write off of unamortized loan fees of $.9 million are included in interest expense in the accompanying consolidated statement of operations for the quarter and nine months ended March 27, 2004. The remaining proceeds after other expenses were approximately $44.7 million and will be used to fund capital
     expenditures,  operations,  working  capital  needs  and  future    debt
     service obligations. The fees and expenses of the offering of approximately $5.4 million will be amortized over the ten-year term of the senior notes under the interest method and included in interest expense.

     Concurrent with the issuance of the senior notes, the Company amended its senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three years. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility.

     At  March  27,  2004,  the  Association  was  in  compliance  with   all
     applicable loan covenants under its senior notes and credit  facilities.

10. The Company announced the closing of a poultry processing facility on September 3, 2003 and wrote down the carrying value of the related assets by $2.5 million to the expected sales price less costs of disposal. Additional charges of $1 million were also taken in the first quarter of fiscal 2004, primarily related to employee severance amounts, which were paid during the three months ended December 27, 2003. No significant additional charges were taken in the third quarter of fiscal 2004.

11. Effective January 1, 2004, the Association's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced and other changes were made. The pension benefits earned by employees through 2003 were unchanged.

     The Association recognized $9.9 million of pension settlement expense in the quarter ended March 27, 2004. The settlement expense resulted from lump sum distribution payments from the plan to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

     In October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. Gains from the curtailment of approximately $.6 million and $10.9 million are reflected in the accompanying consolidated statements of operations for the three and nine-month periods ended March 29, 2003.

     Components of net periodic benefit cost for the three months ended March 29, 2003 and March 27, 2004 are as follows:

                                                         Postretirement
                                     Pension Benefits  Insurance Benefits
                                        2003     2004     2003     2004
     Service cost                     $ 1,380    1,674       16         -
     Interest cost                      2,548    2,672      687        78
     Estimated return on plan assets   (3,823)  (3,398)       -         -
     Amortization of:
       Unrecognized transition asset     (224)     (60)       -         -
       Unrecognized prior service cost    440      456     (403)   (2,586)
       Unrecognized (gain)/loss            92      569      358     2,088
     Net periodic benefit expense
       (income)                           413    1,913      658      (420)
     Settlements and curtailment            -    9,908     (554)        -
     Net periodic benefit expense/
       (income) after settlements
       and curtailment                $   413   11,821      104      (420)

     Components of net periodic benefit cost for the nine months ended March 29, 2003 and March 27, 2004 are as follows:

                                                          Postretirement
                                      Pension Benefits  Insurance Benefits
                                        2003      2004    2003     2004
     Service cost                    $  4,141     5,022       48         -
     Interest cost                      7,645     8,017    2,060       234
     Estimated return on plan assets  (11,468)  (10,193)       -         -
     Amortization of:
       Unrecognized transition asset     (672)     (180)       -         -
       Unrecognized prior service cost  1,318     1,366   (1,207)   (7,760)
       Unrecognized (gain)/loss           275     1,708    1,074     6,265
     Net periodic benefit expense
       (income)                         1,239     5,740    1,975    (1,261)
     Settlements and curtailment            -     9,908  (10,865)        -
     Net periodic benefit expense/
       (income) after settlements
       and curtailment               $  1,239    15,648   (8,890)   (1,261)

12. The Company has been named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama alleging that the Company's production contracts with its member-growers constitute unfair practices or arrangements that have permitted the Company to manipulate the prices of live poultry and have damaged independent live poultry producers in violation of the Federal Packers and Stockyards Act of 1921. The Company believes that the substantive and class claims alleged in this lawsuit are without merit. The plaintiff's claims are premised on the existence of a significant market for live poultry that does not exist within the vertically integrated structure of the U.S. poultry industry. Further, the Company is a farmers' cooperative, and the Company believes that the plaintiff, who is a member of the cooperative, is obligated to arbitrate any disputes with the Company on an individual basis and also otherwise lacks standing to bring the claims in question. For these and other reasons, the Company intends to defend the suit vigorously and believes that this lawsuit will not have a material adverse effect on the Company.

     Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by the Company and are not material in amount.

13.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

     The Company's senior notes, due 2014 are jointly and severally guaranteed by the Company's domestic subsidiaries, which are 100% owned by Gold Kist Inc. (the "Parent"), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

     The following is the unaudited supplemental combining condensed balance sheets as of June 28, 2003 and March 27, 2004, the supplemental combining condensed statements of operations for the three and nine months ended March 29, 2003 and March 27, 2004, respectively, and the supplemental combining condensed statements of cash flows for the nine months ended March 29, 2003 and March 27, 2004. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

                                                                     Page 11
                                      As of June 28, 2003
Balance Sheet:       Parent Guarantor  Non-Guarantor
                      Only Subsidiaries Subsidiary  Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents        $  8,353      164       2,509                     11,026
 Receivables, net     102,203   16,725      15,162      (29,391)      104,699
 Inventories          196,630       98           -                    196,728
 Deferred income
  taxes and other
  current assets       45,137    1,668      16,565                     63,370
  Total current
    assets            352,323   18,655      34,236      (29,391)      375,823
Investments            86,237        -           -      (19,432)       66,805
Property, plant
 and equipment,
 net                  226,571      334           -                    226,905
Deferred income
 taxes and other
 assets                70,155   14,511       7,848            -        92,514
  Total Assets       $735,286   33,500      42,084      (48,823)      762,047

LIABILITIES AND
 PATRONS' EQUITY
Current liabilities:
 Current maturities
  of long-term debt $  22,162        -           -                     22,162
 Accounts payable      75,837   16,835           -      (29,391)       63,281
 Accrued compensation
  and related expenses 31,871        4           -                     31,875
 Interest left on
  deposit               8,495        -           -                      8,495
 Other current
  liabilities          24,045       28      15,710                     39,783
  Total current
    liabilities       162,410   16,867      15,710      (29,391)      165,596
Long-term debt, less
 Current maturities   324,011        -           -                    324,011
Accrued pension costs  44,487        -           -                     44,487
Accrued postretirement
 benefit costs         10,119        -           -                     10,119
Other liabilities      10,362      326      23,249                     33,937
  Total liabilities   551,389   17,193      38,959      (29,391)      578,150
Patrons' and other
 equity               183,897   16,307       3,125      (19,432)      183,897
  Total liabilities
    and patrons'
    equity           $735,286   33,500      42,084       (48,823)     762,047

                                                                      Page 12
                                      As of March 27, 2004
Balance Sheet:       Parent  Guarantor   Non-Guarantor
                      Only  Subsidiaries  Subsidiary  Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents         $ 90,784      219      2,523                     93,526
 Receivables, net      115,279   13,059      26,232      (37,414)     117,156
 Inventories           221,128      155           -                   221,283
 Deferred income
  taxes and other
  current assets        26,463    (702)      23,915                    49,676
  Total current
    assets             453,654   12,731      52,670      (37,414)     481,641
Investments             71,822        -           -      (20,908)      50,914
Property, plant
 and equipment,
 net                   218,409      275           -                   218,684
Deferred income
 taxes and other
 assets                 78,184   10,467       9,378                    98,029
  Total Assets        $822,069   23,473      62,048      (58,322)     849,268

LIABILITIES AND
 PATRONS' EQUITY
Current liabilities:
 Current maturities
  of long-term debt  $ 13,436         -           -                    13,436
 Accounts payable       99,051    5,375           -      (37,414)      67,012
 Accrued compensation
  and related expenses  42,958       20           -                    42,978
 Interest left on
  deposit                7,570        -           -                     7,570
 Income taxes payable   22,364     (16)           -                    22,348
 Other current
  liabilities           29,360        3      29,655                    59,018
  Total current
    liabilities        214,739    5,382      29,655      (37,414)     212,362
Long-term debt, less
 Current maturities    296,042        -           -                   296,042
Accrued pension costs   59,722        -           -                    59,722
Accrued postretirement
 benefit costs           7,485        -           -                     7,485
Other liabilities       12,898      326      29,250                    42,474
  Total liabilities    590,886    5,708      58,905      (37,414)     618,085
Patrons' and other
 equity                231,183   17,765       3,143      (20,908)     231,183
  Total liabilities
    and patrons'
    equity            $822,069   23,473      62,048      (58,322)     849,268

                                                                  Page 13
                               Three Months Ended March 29, 2003
Statement of
 Operations:       Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales volume  $465,525      633        2,895        (2,664)      466,389
Gross margins
 (loss)              4,803       96          (99)                      4,800
Net operating
 loss              (13,454)    (270)        (118)                    (13,842)
Interest, income
 taxes and other,
 net                 1,397      388          186                       1,971
Net margins (loss) (12,057)     118           68                     (11,871)

                              Three Months Ended March 27, 2004
Statement of
 Operations:       Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net sales volume  $574,060      810        3,598      (2,879)       575,589
Gross margins
 (loss)             94,304       (2)       1,159                     95,461
Net operating
 margins (loss)     57,411     (198)       1,140                     58,353
Interest, income
 taxes and other,
 net               (28,519)     117          (89)                   (28,491)
Net margins (loss)  28,892      (81)       1,051                     29,862

                               Nine Months Ended March 29, 2003
Statement of
  Operations:       Parent  Guarantor   Non-Guarantor
                     Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net sales volume $1,359,569    1,805        8,686      (5,559)     1,364,501
Gross margins         3,681      178           66                      3,925
Net operating
 margins (loss)     (43,648)  (1,410)           7                    (45,051)
Interest, income
 taxes and other,
 net                (22,534)   1,151          367                    (21,016)
Net margins (loss)  (66,182)    (259)         374                    (66,067)

                               Nine Months Ended March 27, 2004
Statement of
  Operations:      Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net sales volume $1,624,835    2,056       11,564      (9,251)    1,629,204
Gross margins
 (loss)             227,614      (15)      (1,238)                  226,361
Net operating
 margins (loss)     137,910     (652)      (1,299)                  135,959
Interest, income
 taxes and other,
 net                (82,634)   2,110        1,317                   (79,207)
Net margins          55,276    1,458           18                    56,752

                                                                    Page 14
                              Nine Months Ended March 29, 2003
Statement of
  Cash Flows:      Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities,
 including cash
 used in operating
 activities of
 discontinued
 operations        (58,814)    (381)            7                   (59,188)
Net cash provided
 by (used in)
 investing
 activities        (23,224)     248             -                   (22,976)
Net cash provided
 by financing
 activities         85,976        -             -                    85,976
Net increase
 (decrease) in
 cash and cash
 equivalents         3,938     (133)            7                     3,812
Cash and cash
 equivalents,
 beginning of
 period              8,213      533          251                      8,997
Cash and cash
 equivalents,
 end of period      12,151      400          258                     12,809

                                Nine Months Ended March 27, 2004
Statement of
  Cash Flows:       Parent  Guarantor   Non-Guarantor
                     Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities       $151,438  (4,261)           14                    147,191
Net cash provided
 by (used in)
 investing
 activities       (21,201)    4,316            -                   (16,885)
Net cash used in
 financing
 activities       (47,806)        -            -                   (47,806)
Net increase in
 cash and cash
 equivalents        82,431       55           14                     82,500
Cash and cash
 equivalents,
 beginning of
 period              8,353      164        2,509                     11,026
Cash and cash
 equivalents,
 end of period      90,784      219        2,523                     93,526

                                                                  Page 15
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION


General

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from approximately 49% to 60% during that period, and this trend is expected to continue.

The industry has experienced volatility in results of operations over the last five years and expects the volatility to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to supply of chicken, viability of export markets, supply and prices of competing meats and proteins, animal health factors in the global meat sector and general economic conditions.

Broiler market prices were favorable during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of fiscal 1999 as these problems were resolved and supplies increased. Market prices for poultry dark meat were weak during fiscal 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through fiscal 2000 and most of fiscal 2001 due to increased production levels and the large supply of competing meats, primarily pork and beef. Broiler prices strengthened during the first half of fiscal 2002 due to an improved supply/demand balance. Strong export demand, principally from Russia, favorably impacted both foreign and domestic markets and fueled higher broiler prices through the first eight months of fiscal 2002. However, on March 10, 2002, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices due to excess domestic supply. Export sales industry-wide declined by approximately 20% during the fourth quarter of fiscal 2002. Although the Russian ban on U.S. imports was lifted in April 2002 and product specifications and other issues were resolved in August 2002, fiscal 2003 sales to Russia were 60% below levels prior to the embargo. Increased domestic supplies and higher supplies of competing meats continued the downward pressure on broiler sales prices through the majority of fiscal 2003. Resumption of export sales to Russia and improved domestic demand for chicken products have contributed to improved broiler prices in the first nine months of fiscal 2004.

According to the USDA World Agricultural Outlook Board (WAOB), calendar 2003 U.S. broiler meat production approximated 32.399 billion pounds, ready-to-cook weight, 1.6% above the 31.895 billion pounds produced in calendar 2002. This is the smallest increase in broiler production for the industry in recent history, and has contributed to improved broiler market prices in the nine-month period ended March 27, 2004. Heavier bird weights slightly

                                                                    Page 16


offset lower egg sets and chick placements. The WAOB April estimate for calendar 2004 broiler meat production is 33.676 billion pounds, which is a 3.9% increase from the calendar 2003 forecast. Subject to the supplies of competing meats, the status of export markets and other factors, we believe this increase in supply, which is below historical averages for years prior to 2003, should continue to contribute to improved broiler sales prices in fiscal 2004 compared to average prices for fiscal 2003. However, current broiler sales prices are approaching their highest levels since 1999 and are not expected to continue at these levels.

Our poultry export sales historically have been less than 10% of total net sales. Our poultry export sales, which we define as sales other than to customers in the United States or Canada, for fiscal 2001, 2002, 2003 and the first nine months of fiscal 2004 were $68.8 million, $74.2 million, $56.4 million and $70.7 million, respectively. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products. Any disruption in the export markets can significantly impact domestic broiler sales prices due to excess domestic supply. Starting in fiscal 2000, poultry export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due in part to the ban on red meat imports from the European Union. Strong export sales continued through the first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban mentioned above, export sales for the last quarter of fiscal 2002 decreased 32.6% from export sales in the same period in fiscal 2001. The drop in export sales continued in fiscal 2003, decreasing 24% from fiscal 2002. Due to the resumption of sales to Russia, export sales for the first nine months of fiscal 2004 were significantly higher than for the same period in fiscal 2003. In December 2003, Russia implemented a quota system that has reduced U.S. poultry imports by an estimated 30% from levels prior to the embargo. This quota could negatively affect our exports in future periods. In addition, China, Japan and several smaller chicken importing countries have banned all imports of certain broiler products from the United States due to chickens in several states testing positive for avian influenza. Also, as a result of this event, Russia has banned the import of broiler products from the affected states. Although our broiler production operations are not located in the affected states, the continuation or expansion of these bans could negatively affect our results of operations.

The cost of feed grains, primarily corn and soybean meal, represents approximately fifty percent of total live broiler production costs. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased in fiscal 2003 by 25% and 18%, respectively, due to stronger worldwide demand and a reduced U.S. crop due to weather problems in grain producing areas. Higher feed grain prices, particularly soybean meal, are expected to continue at least through fiscal 2004. According to the USDA World Agricultural Outlook Board, projected lower South American soybean production and reduced global stocks are expected to push the season-average farm price to the highest level in 20 years.

                                                                    Page 17


The Company believes that it can reduce the impact of industry volatility on its results by increasing its value-added product lines, continuing to improve its cost structure and continuing its commitment to an unbranded strategy to grow private label sales. In March 2004, the Association improved its capital position and financial leverage through the issuance of the senior notes.

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


                            RESULTS OF OPERATIONS


Net Sales Volume

Gold Kist's net sales volume for the quarter ended March 27, 2004 increased 23.4% compared to the quarter ended March 29, 2003. For the nine-months ended March 27, 2004, net sales volume increased 19.4% from $1.4 billion in the comparable period last year to $1.6 billion in the current year. The increase in net sales volume was due primarily to an approximate 26.4% and 18.2% increase in average chicken sales prices for the quarter and nine months ended March 27, 2004, respectively. An overall strengthening economy, favorable production levels, improved export demand and higher prices in the beef and pork meat sectors contributed to stronger demand and higher chicken sales prices in the fiscal 2004 periods. Current diet trends emphasizing low fat proteins such as chicken or fish have also favorably impacted product demand.

The Association's export sales of $22.0 million and $70.7 million for the three and nine months ended March 27, 2004, respectively, were 51.8% and 77% higher than the fiscal 2003 periods, due to substantially increased prices, the resumption of shipments to Russia and increased demand from other countries. An import quota system was negotiated and announced by Russian officials in December 2003. The U.S. share of the total quota was 771,900 tons or 73.5%. This is below the U.S. levels of imports prior to the embargo; however, increased demand from other countries has partially offset this reduction. The Company's export sales to Russia increased 29.9% in pounds shipped and 110.2% in dollar value from $13.1 million in the March 2003 year-to-date period to $27.5 million in the March 2004 year-to-date period.

Net Operating Margins (Loss)

The Association had net operating margins of $58.4 million and $136.0 million for the three and nine months ended March 27, 2004, respectively, compared to net operating losses of $(13.8) million and $(45.1) million in the comparable periods last year. The increase in operating margins in the March 2004 periods was due primarily to higher chicken selling prices
                                                                    Page 18

partially offset by higher feed ingredient costs, principally soybean meal. Soybean meal prices were 24.9% higher per ton during the nine-month period ended March 27, 2004 than the same period a year ago. The increased feed grain costs were due to adverse weather conditions experienced late in the growing season. The Company expects that higher soybean meal prices will continue until the U.S. fall harvest due to tighter supplies. Cost of sales also included a $3.5 million charge to write down the assets and recognize other expenses, primarily employee severance amounts, related to the closing of a poultry processing facility announced in September 2003.

The  Association's  pork production operations were breakeven  for  the  nine months ended March 27, 2004 as compared to a net operating loss of $3.0 million for the comparable period in 2003. The improvement was attributable to improved hog market prices brought about by lower beef supplies.

The 34.5% year-to-date increase in distribution, administrative and general expenses was principally due to incentive compensation accruals associated with the net margins for the year-to-date March 2004 periods compared to the net losses in the March 2003 periods. The Company also experienced higher benefit costs, principally pension expense and employee medical claims during the first nine months of fiscal 2004, which contributed to the increase.

The Association recognized $9.9 million of pension settlement expense in the quarter ended March 27, 2004. The settlement expense resulted from lump sum distribution payments from the plan to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. In October 2002, the Association substantially curtailed its postretirement supplemental life insurance plan. A gain from the curtailment of approximately $10.9 million is reflected in the accompanying consolidated statements of operations for the nine-month period ended March 29, 2003.

Other Deductions

Other deductions totaled $11.7 million and $39.7 million for the three and nine months ended March 27, 2004, respectively, compared to $4.0 million and $42.0 million for the comparable periods last year.

In October 2002, Southern States Cooperative, Inc. (SSC) notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the quarterly interest payment due on October 5, 2002. Interest payments for subsequent quarters have also been deferred. The terms of the capital trust securities allow for the deferral of quarterly interest payments for up to 20 quarters, with the deferred payments bearing interest at 10.75%. As a result of the deferral of the interest payments, the Association reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge included in other deductions for the nine months ended March 29, 2003.

As of December 31, 2003, SSC's total stockholders' and patrons' equity fell below the Association's carrying value of the preferred stock investment, which the Company believes is a triggering event indicating impairment. The Association valued the preferred securities based on a discounted cash flow approach and recorded an "other-than-temporary" impairment charge of $18.5 million included in other deductions for the nine months ended March 27, 2004.

                                                                    Page 19


As interest rates and market conditions change, or if SSC incurs additional significant losses, the carrying value of the securities could be further reduced. Also, the proceeds from any future sale of the securities could differ from these estimates. If these events were to occur, they could have a material impact on the Association's results of operations and financial position.

Interest expense was $13.3 million and $27.7 million for the three and nine-month periods ended March 27, 2004, respectively, compared to $6.8 million and $18.4 million for the comparable periods last year. The increase in the quarter and year-to-date interest expense was due in large part to the prepayment penalty of $5.5 million associated with the payoff of the $45 million term loan due to an insurance company. In addition, higher interest rate spreads over the London Interbank Offered Rate (LIBOR) and amortization of fees related to the February 2003 amendment to the Senior Credit Facility and the arrangement of the Temporary Revolving Credit Facility that matured on September 30, 2003 contributed to the increase.

Miscellaneous, net was income of $886 thousand and $5.4 million for the three and nine months ended March 27, 2004, respectively, compared to income of $2.1 million and expense of $1.6 million for the comparable periods last year. Gains from the sale of assets and from the settlement in August 2003 of notes receivable that exceeded their carrying value were the primary items resulting in the March 2004 year-to-date income amounts. The notes receivable were acquired from the parent corporation of the other general partner of a pecan processing and marketing partnership dissolved in January 2003. A payment in December 2002 representing the Company's share of a legal settlement as a former partner of a peanut processing and marketing company resulted in expense in the nine months ended March 29, 2003. Income from a hog grow-out joint venture with another regional cooperative was $.5 million for the nine months ended March 27, 2004 as compared to a loss of $.9 million for the nine months ended March 29, 2003 due to improved hog market prices.

Income Tax Expense (Benefit)

The combined effective rates for determining the tax benefit on the loss before income taxes for the three and nine months ended March 29, 2003 were 33.3% and 24.1%, respectively. The lower tax benefit on the net loss for the nine months ended March 29, 2003 was due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC capital trust securities in October 2002.

For the three and nine months ended March 27, 2004, the Association's combined federal and state effective income tax rates used to calculate the tax expense on the margins before income taxes were 36.0% and 41.0%, respectively. The increased effective tax rate over the federal and state statutory rates for the nine months ended March 27, 2004 was primarily due to the deferred income tax valuation allowance established for the unrealized capital loss resulting from the write down of the SSC preferred stock investment in December 2003.

Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.
                                                                    Page 20

                       LIQUIDITY AND CAPITAL RESOURCES

The Association's liquidity is dependent upon funds from operations and external sources of financing. In September 2002, the Company refinanced and extended its senior secured credit facility to include a $110 million revolving credit facility maturing November 2004 and a $95 million term loan maturing November 2005. The interest rates on the facility ranged from 1.50% to 2.25% over the London Interbank Offered Rate (LIBOR), adjusted quarterly based on the Association's financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged. On February 11, 2003, certain terms and conditions were amended, and interest rates on the facility were adjusted to range from 2.00% to 4.00% over LIBOR, adjusted quarterly based on financial conditions.

In March 2004, the Company issued the $200 million in principal amount of senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The stated interest rate on the senior notes is 10 1/4%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of the discount of $3.06 million in the accompanying consolidated balance sheet at March 27, 2004. The discount amount will be amortized to interest expense over the ten-year term of the senior notes under the interest method yielding an effective interest rate of approximately 10 1/2%.

Net proceeds from the sale of the senior notes after underwriting and other expenses were approximately $191.2 million. From the proceeds, $145.5 million were used to repay the $95 million term loan under the senior credit facility, the $45 million term loan due to an insurance company and a prepayment penalty of $5.5 million on the term loan due to the insurance company. The prepayment penalty and the write off of unamortized loan fees of $.9 million are included in interest expense in the accompanying consolidated statement of operations for the quarter and nine months ended March 27, 2004. The remaining proceeds after other expenses were approximately $44.7 million will be used to fund capital expenditures, operations, working capital needs and future debt service obligations. The fees and expenses of the offering of approximately $5.4 million will be amortized over the ten-year term of the senior notes under the interest method and included in interest expense.

Concurrent with the issuance of the senior notes, the Company amended its senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three years. The Company had letters of credit outstanding in the normal course of business under the facility of $25.1 million at March 27, 2004. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility. Borrowings under the facility bear interest from 2.25% to 3.25% over LIBOR adjusted quarterly based on financial conditions.

The Association's senior secured credit facility, senior exchange notes and term loans are secured by substantially all of the Association's inventories, receivables, and property, plant and equipment. Covenants under the terms of these debt agreements with lenders include conditions that could limit short-term and long-term financing available from various external sources. The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity contracts and additional loans, advances or investments and other items. Covenants under the senior notes include, among others, limitations on indebtedness, restricted payments, sales of assets and subsidiary stock, capital expenditures and other items. Terms of the notes also include an excess cash flow provision, which under certain conditions could require the Company to deposit funds in a restricted cash account to be used for future scheduled or mandatory principal payments of senior debt.

At March 27, 2004, the Association was in compliance with all applicable loan covenants under its senior notes and other credit facilities.

For the first nine months of fiscal 2004, cash provided by operating activities was $147.2 million compared to cash used in operating activities of continuing operations of $40.8 million for the first nine months of 2003. The increased cash flow was due to the strong operating results for the period as adjusted for non-cash items, principally depreciation and amortization, the unrealized loss on investment, accrued benefit costs and deferred income taxes. Cash used in financing activities for the nine months ended March 27, 2004 was $47.8 million compared to cash provided by financing activities for the nine months ended March 29, 2003 of $86.0 million. During the period, the Company repaid outstanding debt of $241 million, including scheduled long-term debt amounts and payments on the revolver and senior credit facility. At March 27, 2004, the Association had unused loan commitments of $99.8 million and cash of $80.5 million invested in short term interest bearing instruments.

Working capital and patrons' and other equity were $269.3 million and $231.2 million, respectively, at March 27, 2004 compared to $210.2 million and $183.9 million, respectively, at June 28, 2003. The improvement in working capital reflected the strong operating results and improved liquidity provided by the financing transactions consummated during the third fiscal quarter. The increase in patrons' and other equity reflects the net margins for the first nine months of fiscal 2004 partially offset by $3.8 million of equity redemptions and the $5.7 million estimated cash portion of the fiscal 2004 patronage refund reclassified to a current liability.

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

The Association has spent approximately $19.8 million in capital expenditures in the nine month period ended March 27, 2004 and expects to spend an additional $12-$15 million in the last quarter of fiscal 2004 that include expenditures for expansion of further processing capacity and technological advances in poultry production and processing. In addition, planned capital expenditures include other asset improvements and necessary replacements. Management intends to finance planned 2004 capital expenditures and related working capital needs with existing cash balances and cash expected to be provided from operations.

Effective January 1, 2004, the Association's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. As a result of these amendments, the projected pension plan minimum contribution commencing in calendar 2005 was reduced from $7 million estimated at July 2003 to $4 million.

In connection with the sale of assets of its Agri-Services business to SSC during 1999, Gold Kist discontinued the sale of Subordinated Capital Certificates. The Association believes cash on hand and cash equivalents at March 27, 2004 and cash expected to be provided from operations, in addition to borrowings available under committed credit arrangements, will be sufficient to maintain cash flows adequate for the Association's operational objectives over the next twelve months and to fund the repayment of outstanding Subordinated Certificates as they mature.

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

We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "should," "would," "could", "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including, but not limited to:

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

     -  acquisition activities and the effect of completed acquisitions;
     -  pending or future litigation;
     -  the  ability to obtain additional financing or make payments  on our debt;
     -  regulatory   developments,  industry   conditions   and   market
        conditions; and
     -  general economic conditions.

Any forward-looking statements in this report are based on certain assumptions and analysis made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. You are therefore cautioned not to place undue reliance on such forward-looking statements. We do not intend to update any forward-looking statements contained in this document. When considering our forward-looking statements, also keep in mind the risk factors and other cautionary statements in other reports that we file with the Securities and Exchange Commission.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the classification of financial instruments in financial statements that have characteristics of both liabilities and equity. Any redemption of the Company's patrons' equity is subject to the discretion of the Board of Directors and is not mandatorily redeemable. Therefore implementation of SFAS No. 150 did not have a significant impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46), as amended in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. Generally, the provisions of the Interpretation are effective in the first interim period ending after March 15, 2004. Implementation of FIN 46 did not have a material impact on the Company's consolidated financial statements.
                                                                   Page 24


In May 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue 01-08, "Determining Whether an Arrangement Contains a Lease." If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is applicable to all arrangements agreed to or modified in fiscal periods after May 28, 2003. The effect of this EITF is not material to the Company for those arrangements entered into or modified in the first nine months ended March 27, 2004.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued a revision of SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for the Company's fiscal year ending June 26, 2004. Interim period disclosures required by SFAS No. 132 are incorporated herein.

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases and feed ingredient purchase commitments at March 27, 2004 are as follows (in millions):

                                       Payments Due by Period
                                 Less than                         After
                          Total   1 year    1-3 years  4-5 years  5 years
Long-term debt (a)       $309.5     13.4       25.4       28.8     241.9
Operating leases (b)       53.7     15.5       21.7       14.3       2.2
Feed ingredient purchase
 commitments (c)          307.3    307.3          -          -         -
  Total                  $670.5    336.2       47.1       43.1     244.1

(a) Excludes $33.8 million in total letters of credit outstanding related to normal business transactions.

(b) Operating lease commitments as of June 28, 2003. There have not been any significant changes in the nine months ended March 27, 2004.

(c) Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of March 27, 2004 for the month of delivery. If necessary, these commitments could be settled at a gain or a loss dependent on grain market conditions.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended March 27, 2004.

                                                                    Page 25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

The principal market risks affecting the Association are exposure to changes in broiler and commodity prices. Although the Company has international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk as all sales are denominated in United States dollars.

Commodities Risk

The Association is a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. The Association uses commodity futures and options to reduce the effect of changing commodity prices on operations and to ensure supply of a portion of its commodity inventories and related purchase and sales contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of the Association's secured credit facility limit the use of forward purchase contracts and commodities futures and options transactions. At March 27, 2004, the notional amounts and fair value of the Association's outstanding commodity futures and options positions were not significant.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $60 million.

Interest Rate Risk

The Association has exposure to changes in interest rates on certain debt obligations. The interest rates on the Senior Secured Credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR), as well as the Association's financial condition. If the entire commitment under the facility was outstanding, a 1% change in LIBOR would increase annual interest expense by an estimated $1.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report, were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
                                                                   Page 26

                         PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

    (b) Reports on Form 8-K. Gold Kist has filed the following reports on Form 8-K during the three months ended March 27, 2004:

        March 12, 2004 - Reports the completion and filing of material agreements entered into in connection with the Company's private placement of senior notes.
        March 8, 2004 - Reports the issuance of a press release announcing the pricing of the Company's private placement of $200 million of senior notes.
        February 26, 2004 - Reports the issuance of a press release announcing the commencement of litigation against the Company. February 19, 2004 - Reports the issuance of a press release announcing the Company's intent to complete an institutional private placement of senior notes in the amount of $200 million.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date       May 11, 2004
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date       May 11, 2004
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)


                                                                  Page 26

                         PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         B-31                                   Section 302, Sarbanes-
                                                Oxley Act, Certifications

         B-32                                   Section 906, Sarbanes-
                                                Oxley Act, Certifications

    (b) Reports on Form 8-K. Gold Kist has filed the following reports on Form 8-K during the three months ended March 27, 2004:

        March 12, 2004 - Reports the completion and filing of material agreements entered into in connection with the Company's private placement of senior notes.
        March 8, 2004 - Reports the issuance of a press release announcing the pricing of the Company's private placement of $200 million of senior notes.
        February 26, 2004 - Reports the issuance of a press release announcing the commencement of litigation against the Company. February 19, 2004 - Reports the issuance of a press release announcing the Company's intent to complete an institutional private placement of senior notes in the amount of $200 million.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date       May 11, 2004                    /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date       May 11, 2004                    /s/ Stephen O. West
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)