Form 10-K
period 2004-06-26
GOLD KIST INC
filed 2004-09-24
CIK 215994

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.: 2-59958

GOLD KIST INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0255560
(State of Incorporation)	(IRS Employer Identification No.)
244 Perimeter Center Parkway Atlanta, Georgia 30346	770.393.5000
(Address of principal executive offices)	(Telephone No.)
Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report regarding our future financial and operating performance and results, business strategy, market prices, future commodity price risk management activities, plans and forecasts and other statements that are not historical facts are forward-looking statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “should,” “would,” “could,” “plan” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our results of operations or financial condition and/or state other “forward-looking” information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations in this prospectus, including, but not limited to:

•	the cost and availability of raw materials, such as feed ingredients;

•	the availability and relative costs of labor and contract growers;

•	market conditions for finished products, including competitive factors and the supply and pricing of alternative meat proteins;

•	effectiveness of our sales and marketing programs;

•	disease outbreaks affecting broiler production and/or marketability of our products;

•	contamination of products, which can lead to product liability and product recalls;

•	access to foreign markets together with foreign economic conditions;

•	acquisition activities and the effect of completed acquisitions;

•	inherent uncertainty relating to pending or future litigation;

•	the ability to obtain additional financing or make payments on our debt;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

Any forward-looking statements in this report are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. You are therefore cautioned not to place undue reliance on such forward-looking statements. We do not intend to update any forward-looking statements contained in this document. When considering our forward-looking statements, also keep in mind the risk factors and other cautionary statements in this report.

PART I

Item 1.	Description of Business

Overview

Gold Kist Inc. (“Gold Kist” or the “Company”) is the third largest integrated broiler company in the United States, accounting for over 9% of chicken, or broiler, meat produced in the United States in 2003. In addition, we believe we are the largest producer in terms of dollar volume of private label broiler products in the United States. We operate a fully-integrated broiler production, processing and marketing business. Our broiler production operations include nine broiler complexes located in Alabama, Florida, Georgia, North Carolina and South Carolina. Each complex operates in a different geographic region and includes pullet (young hens less than 26 weeks old grown as replacement hens for breeding) and breeder (hatching egg) flocks, broiler flocks, one or more hatcheries, one or more feed mills and one or more poultry processing plants. Three complexes also have rendering plants to process by-products.

For the year ended June 26, 2004, we produced and marketed approximately 3.1 billion pounds of ready-to-cook broiler products. Our broiler products include whole broilers, cut-up broilers, segregated broiler parts and further-processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. We sell our products to over 3,000 customers in the retail, industrial, foodservice and export markets. Our registered trademarks include the Gold Kist Farms, Young ‘n Tender, Early Bird, Dish in a Dash and McEver’s brands. We are focusing our growth efforts on higher value, higher-margin, further-processed products. Sales of our further-processed products represented approximately 18.4% of our sales in fiscal 2004. For the year ended June 26, 2004, our business generated total net sales of approximately $2.3 billion, net operating margins of approximately $242.3 million and net margins of approximately $110.9 million.

Industry

General

Prior to 1960, the U.S. poultry industry was highly fragmented with numerous small, independent breeders, growers and processors. The industry has consolidated during the last 40 years, resulting in a relatively small number of larger, more vertically integrated companies. In general, vertical integration of the U.S. poultry industry has led to increased operating cost efficiencies at each stage of the production process. We believe these cost efficiencies have had an adverse effect on less vertically integrated poultry producers, as they have been unable to realize the synergies benefiting their more integrated competitors.

U.S. Market Fundamentals

Broiler products currently are the most consumed meat in the United States, primarily due to growth in broiler consumption in the 1980s and 1990s. Such growth was primarily due to chicken’s distinctive attributes, including consistent quality, high versatility and perceived health benefits, which helped broiler meat gain a competitive edge over red meats and increase market share relative to beef and, to a lesser extent, pork.

Increased exports were also a key factor in the increased demand for chicken during recent decades. Broiler meat exports experienced an eight-fold increase from 1980 to 2000 and proved to be an important outlet for domestically undervalued chicken parts, specifically dark meat. Major export markets for U.S. broilers include Russia and other former Soviet republics, Hong Kong, Mexico, Japan and Canada. Total exports accounted for approximately 15% of overall U.S. broiler production in 2003.

Broiler production in the United States is concentrated in the southern and mid-Atlantic regions, with the largest production states, Georgia, Arkansas, Alabama and Mississippi, accounting for more than 80% of total production.

Industry Profitability

Profitability in the broiler industry is materially affected by the prices of feed ingredients and the prevailing market prices of broiler products. As a result, the broiler industry is subject to cyclical earnings fluctuations. For example, feed ingredient costs are dependent on a number of factors unrelated to the broiler industry. Small movements in feed ingredient costs may result in large changes in industry profits from fresh broiler products. By comparison, we believe that feed costs are typically lower as a percentage of total costs in further-processed and prepared broiler products. As a result, increased sales of further-processed and prepared broiler products, as a percentage of total sales, by broiler producers should reduce to some extent the sensitivity of earnings to feed ingredient cost movements.

Chicken Products versus Other Meat Proteins

From 1982 to 2002, annual per capita consumption of chicken products in the United States increased approximately 65.1%, while annual per capita consumption of beef declined approximately 12.1% and annual per capita consumption of pork increased approximately 4.9%. The following chart illustrates, for the periods indicated, per capita consumption in pounds of chicken in the United States relative to beef and pork.

Consistent quality, high versatility and perceived health attributes have contributed to the rapid market penetration of chicken products in the last several decades, with marked improvements beginning in the 1980s. Chicken presents significantly lower levels of fat and cholesterol in comparison with beef and pork. We believe U.S. consumers highly value these attributes and that they constitute an important factor guiding food purchasing decisions among health conscious consumers. This trend has benefited from the shifting demographic mix as the U.S. population ages and becomes more health conscious.

Growth in chicken consumption has also been enhanced by new products and packaging which increase convenience and product versatility. These products include breast fillets, tenderloins and strips, formed nuggets and patties and bone-in parts, which are sold fresh, frozen and in various stages of preparation, including blanched, breaded and fully-cooked. Most of these products are targeted towards the foodservice market, which is comprised of chain restaurants, food processors, foodservice distributors and certain other institutions.

According to the National Chicken Council, an industry trade association, U.S. production of further-processed chicken products will increase from approximately 6.3 billion ready-to-cook pounds in 1992 to an estimated 16 billion ready-to-cook pounds in 2004. This product group is the fastest growing product group in the U.S. chicken industry, and the National Chicken Council estimates that the market share of this product group will increase from 30.0% of U.S. chicken production in 1992 to approximately 47.5% of such production in 2004.

Consumer preferences in the United States have become increasingly sophisticated, and include consistent quality, convenience and variety in the eating experience. Because of its intrinsic characteristics, mild flavor, ease of cooking and preparation and high versatility, we believe chicken is better suited to a host of applications, including both food manufacturing and foodservice, than competing meat proteins.

Chicken’s quasi-neutral taste is well suited for marinating and makes broiler meat compatible with almost any kind of seasoning, sauce, taste-enhancer or flavor-modifier. In addition, chicken’s unique texture allows for considerable flexibility in the form of the final product. Furthermore, chicken cooks faster and more easily than beef and, especially, pork. We believe these distinctive characteristics have helped chicken gain a competitive advantage in terms of delivering innovative products in tune with consumers’ needs and expectations. Value-added and inventive chicken offerings include convenience-enhanced products, such as ready-to-eat and ready-to-cook entrees, flavor-improved items, such as marinated dishes, breaded products, such as nuggets, chicken fingers and popcorn chicken, Buffalo wings and patties.

General

Gold Kist is an agricultural membership cooperative headquartered in Atlanta, Georgia. See “Description of The Cooperative.” On May 24, 2004, the Board of Directors of Gold Kist unanimously approved a plan of conversion, and on July 22, 2004, the Board of Directors approved the amendment and restatement of this plan of conversion pursuant to which Gold Kist would convert from a cooperative marketing association organized under The Georgia Cooperative Marketing Act to a for profit corporation organized under the laws of Delaware. If the conversion is completed, Gold Kist will be merged with and into a newly formed, wholly-owned subsidiary of Gold Kist, Gold Kist Holdings, Inc., which we refer to as New Gold Kist. See “The Conversion.” Gold Kist’s cooperative membership consists of approximately 2,300 farmer members located principally in Alabama, Florida, Georgia, North Carolina and South Carolina. If the conversion is completed, we expect that substantially all of our members will continue to be contract growers for New Gold Kist on substantially the same terms as prior to the conversion. Our business primarily consists of marketing farm commodities, principally broiler products, on behalf of members. Under our standard Membership, Marketing and/or Purchasing Agreement, which is entered into between each member and us, we undertake to market for the member agricultural products delivered by the member which are of a type marketed by us.

Other Businesses

While 99% of our revenues are derived from our broiler production operations, we also have several smaller operations which account for less than 1% of our total net revenue in which we do business with non-members and engage in non-cooperative activities through subsidiaries and partnerships. Our pork group coordinates the production and marketing of hogs raised by member growers in Alabama, Georgia and Mississippi. Our other operations include a captive insurance company to provide coverage for the retained losses within the deductibles of our auto liability, general liability and the workers’ compensation coverage, an interest in a partnership that owns our headquarters building and a design, fabrication and installation firm primarily serving customers in the meat, poultry, chemical and wood products businesses with a focus on wastewater treatment systems.

Broiler Production

We are a vertically-integrated producer of fresh, frozen and further processed broiler products. Our broiler operation is organized into several divisions, each encompassing one or more of our broiler complexes. Each broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, a feed mill, poultry processing plant(s), management and accounting office(s) and transportation facilities. Through these complexes, we control the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of our product lines.

Integration reduces costs by coordinating each stage of production. All stages are controlled to utilize resources and facilities at maximum efficiency. Integration practices not only improve cost efficiency but also permit the production of higher quality, more uniform birds. In addition, integration contracts are also desirable for growers, as the contracts shift market risk to the integrators. The integrator is also responsible for all processing and marketing activities. We believe these activities are crucial to the success of broiler production and require large scale and specialized expertise.

Breeding and Hatching

We maintain our own breeder flocks for the production of hatching eggs. Our breeder flocks are acquired as one-day old chicks (known as pullets) from primary breeding companies that specialize in the production of breeder stock. We maintain contracts with our growers in connection with pullet farm operations for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, we transport the mature breeder flocks to breeder farms that are operated and maintained by our growers. Eggs produced from these breeder flocks are transported to our hatcheries in our vehicles.

Growout

We place our chicks on growout farms, farms where broilers are grown to an age of approximately six to eight weeks. The farms provide us with sufficient housing capacity for our operations, and are typically grower-owned farms operated under contract with us. The grower provides the housing and the growout equipment, such as feeders, waterers and brooders, as well as water, electricity, fuel, litter, management and labor. We provide the chicks, feed, necessary medication and technical advice and supervision to the growers. Our growers are compensated pursuant to an incentive formula designed to promote production cost efficiency. These bonuses are earned by having lower mortality rates, the rate at which the broilers convert feed into body weight, or conversion rate, and/or by having fewer birds rejected before processing than the average grower. Conversely, payments to growers who perform worse than their peers on these measures are discounted.

Feed Mills

An important factor in the growout of broilers is the feed conversion rate. Principal raw materials used by us for the production of poultry include agricultural commodities such as corn and soybeans utilized as feed ingredients. The quality and composition of the feed are critical to the conversion rate, and accordingly, we formulate and produce our own feed.

Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. The availability of feed ingredients at reasonable prices has been generally favorable for us because of the increased stocks of such commodities generated by large domestic crops in the last five years, although prices for such commodities increased in fiscal 2003 due to reduced domestic production. Generally, we purchase our corn and other feed supplies at current prices from domestic suppliers, principally in the Midwestern United States. Feed grains are available from an adequate number of sources. Although we have not experienced, and do not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon our profitability. Although we sometimes purchase grains in forward markets, such purchases do not eliminate the potentially adverse effect of feed grain price increases.

Processing

Once the chicks reach processing weight, they are transported to our processing plants. These plants use modern, highly automated equipment to process and package the broilers. We also have the capabilities to produce deboned and other further-processed products at some of our processing facilities.

Products

We produce an extensive line of chicken products as required by each of our customers in their respective markets. We have launched new and innovative value-added products in close coordination with our retail and foodservice customers. Our further-processed products include those items processed by our further processing lines at our Sumter, South Carolina and Boaz, Alabama plants; the individually quick-frozen lines at our Sumter, South Carolina and Russellville, Alabama plants; the frozen whole muscle products at our Ellijay, Georgia; Boaz, Alabama; and Sumter, South Carolina plants; and our McEver’s hot dog and sausage products. All other products, including mechanically separated chicken and edible material sent to rendering, are referred to as “fresh, frozen and minimally-processed” products.

The following table lists our chicken products:

Fresh, Frozen and Minimally Processed	Further-processed

•Fresh whole

•Bone-in portion control

•Fresh pre-packaged retail

•Boneless

•Boneless portion control

•Rotisserie chicken

•Frozen leg quarters, boneless skinless breasts, quick serve cut-up and miscellaneous items

•Mechanically separated chicken

•Other (edible parts for rendering)

•Fully-cooked breast strips, pulled and diced meat

•Fully-cooked breaded nuggets, patties and tenders

•Oil-set breaded nuggets, patties and tenders

•Marinated and seasoned chicken items

•Fully-cooked marinated and breaded parts and pieces

•Oil-set marinated and breaded parts and pieces

•Individually quick frozen parts

The principal products we market are whole broilers, cut-up broilers, segregated broiler parts and further-processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. Our ice pack chickens are packaged in ice or dry ice and sold primarily to distributors, grocery stores and quick serve chains. We produce and market our frozen chickens primarily to school systems, the U.S. military services, quick serve restaurant chains and foreign countries that participate in the U.S. export market. Our further-processed products, which include preformed breaded chicken nuggets and patties and deboned, skinless and marinated products are sold primarily to quick serve restaurant and grocery store chains. We produce and package chill pack chickens for retail sale and keep them chilled by mechanical refrigeration from the packing plant to the store counter. Our chill pack chicken is sold in certain localities under the Gold Kist Farms and Young ‘n Tender brand names, and in some cases, under customers’ private labels. Most of our frozen chicken carries the Gold Kist or Early Bird brand names.

Sales and Marketing

Poultry products are marketed primarily from our corporate headquarters in Atlanta. Our products are sold nationally, although our sales are especially strong in the southeastern region of the United States. Our customers primarily consist of retail, foodservice, industrial and export customers.

Retail Customers

We are a major supplier to all but one of the top ten U.S. food retailers, as measured by 2003 sales. Our strengths in the retail market include our ability to serve any size customer, our southeastern U.S. location, which gives us access to a large portion of the U.S. population, and our ability to closely coordinate with our retail customers through our state-of-the-art warehouse management and inventory control system in Guntersville, Alabama.

Our retail products are sold to our customers under the Gold Kist Farms brand name and under the private labels of certain U.S. supermarkets and other customers. Our retail sales consist principally of fresh and frozen whole and cut-up products, deboned products and further-processed products under the Gold Kist Farms, Medallion, Big Value, Your Dinner’s Ready, Dish in a Dash and McEver’s brand names.

Foodservice Customers

We are a major supplier to most major quick serve restaurant chains that use bone-in products. We provide a full line of fresh, frozen, partially- and fully-cooked products to meet the varied needs of our foodservice customers from quick serve restaurant chains to full service restaurants. We also sell our products to a diversified base of foodservice distributors and end-use customers, including the USDA School Lunch Program.

Industrial Customers

We are a major supplier to companies that further process chicken or use chicken as an ingredient in products that they manufacture. We believe our strengths in this “industrial” market include the breadth of our product line and our willingness to conduct research and development tailored to meet our customers’ specific needs.

Export Customers

We also export broiler products to Russia and other former Soviet republics, Europe, China, the Pacific Rim, the Middle East, South and Central America, and the Caribbean Islands. Our product sales managers maintain sales networks overseas through contacts with independent dealers and customers. Our line of products for our export customers includes leg quarters, thighs, drum portions, large and jumbo paws, whole wings, mid-joints and tips, flippers/tips, drumettes, whole frozen chickens (with or without giblets), seasoned or marinated products and cut-up chicken.

Competition

The broiler industry is highly competitive and some of our competitors have greater financial and marketing resources than we do. In the United States, we compete principally with other vertically integrated broiler companies, but our broiler products compete with all meat proteins.

In general, the competitive factors in the U.S. poultry industry include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that product quality, brand awareness and customer service are the primary bases of competition. In addition we compete with non-vertically integrated further processors in the U.S. prepared food business. However, we believe that we have significant, long-term cost and quality advantages over non-vertically integrated further processors.

We face competition for export sales from both domestic and foreign suppliers. In export poultry sales, we face competition from other major U.S. producers as well as companies in France, China, Thailand and Brazil. Tariff and non-tariff barriers to U.S. poultry established by the European Economic Community, or EEC, since 1962 have virtually excluded us and other U.S. poultry exporters from the EEC market. In addition, EEC exporters are aided in price competition with U.S. exporters in certain markets by subsidies from their governments. Continued restrictions placed by Russian authorities on the export of U.S. poultry to Russia beginning in March 2002 adversely impacted the export sales of domestic suppliers into fiscal 2003. In December 2003, Russia implemented import quotas on chicken and other meats that reduced U.S. broiler imports to approximately 70% of 2002 levels.

While the extent of the impacts of the elimination of tariffs and various bans and embargos are uncertain, we believe we are uniquely positioned to limit our relative exposure to fluctuating markets for two reasons. First, we have extensive export operations, yet we export proportionately fewer products than the industry overall. We export approximately 10% of our products, while the industry as a whole exports approximately 15% of its products. Second, our large size allows us to participate selectively in many international markets in order to limit exposure to any specific export market fluctuation.

Regulation and Environmental Matters

The poultry industry is subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the USDA, the FDA and the Environmental Protection Agency, or the EPA, in the United States and by similar governmental agencies in foreign countries to which we export our products. Our chicken processing facilities in the United States are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the United States.

Processing plants, such as those we operate, are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. On January 29, 1992, the EPA sent General Notice Letters designating us and several other companies as potentially responsible parties, or PRP’s, for alleged environmental contamination at an Albany, Georgia site we previously owned. We have responded to the General Notice Letter denying liability for the contamination. We are unable to estimate at this time our cost of compliance, if any, to be required for the location. We believe that our potential cost of compliance would not have a material effect on our financial condition or results of operations.

The Georgia Environmental Protection Division has listed the site of our former chemical blending facility in Cordele, Georgia on Georgia’s Hazardous Sites Inventory list under the state’s Hazardous Sites Response Act due to the presence of pesticide and other residue above regulatory standards. We sold this facility in 1985. Remediation may be required in the future to meet regulatory clean-up standards. Since the extent of the conditions at the site have not been completely defined at this time, we are unable to estimate cost of our compliance for this location. We believe that our potential cost of compliance will not have a material effect on our financial condition or results of operations.

In May of 2002, the EPA filed a lawsuit against a number of defunct former owners of an allegedly contaminated Superfund Site in Tifton, Georgia. In addition, the EPA has investigated several other parties, including us, with respect to the site. Settlement discussions with all parties began in April 2003. While we are unable to estimate our cost of settlement for this location, we believe that the potential cost of settlement or compliance would not have a material adverse effect on our financial condition or results of operations.

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning the disposal of chicken byproducts and wastewater discharges. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Employees

As of August 1, 2004, we had approximately 16,000 full-time employees. Our processing facilities operate year round without significant seasonal fluctuations in labor requirements. We have approximately 3,000 employees who are covered by collective bargaining agreements and approximately 575 employees who are members of unions. In our Live Oak, Florida processing plant, 339 employees are members of the United Food & Commercial Workers Union under a collective bargaining agreement that expires April 1, 2007. In our Athens, Georgia processing plant, 30 employees are members of the United Food & Commercial Workers union with a current collective bargaining agreement expiring in October 2004. In our Carrollton, Georgia processing plant, 185 employees are members of the Bakery, Confectionary, Tobacco and Grain Millers union with a current collective bargaining agreement expiring in September 2005. In our Guntersville, Alabama feed hauling facility, 27 employees are members of the Teamsters union with a current collective bargaining agreement expiring in December 2005. We consider our employee relations to be generally satisfactory.

DESCRIPTION OF THE COOPERATIVE

We operate on a cooperative basis under the Georgia Cooperative Marketing Act. After the close of each fiscal year, our net taxable margins for that year for business done with or for our members, or “patronage margins,” are computed and, after deducting a reasonable reserve for permanent nonallocated equity and after certain adjustments, these patronage margins are distributed to our members as patronage refunds on the basis of their respective patronage, or business done with or through the cooperative, during that year. Upon the determination of the total patronage refund for any fiscal year, this amount is allocated among our several operations, as determined by our board of directors in light of each operation’s contribution for the year.

Patronage refunds are distributed in the form of either qualified or nonqualified written notices of allocation, as defined for purposes of Subchapter T of the Internal Revenue Code. If qualified notices are used, at least 20% of each patronage refund is distributed in cash or by qualified check, as defined in the Internal Revenue Code, with the remainder distributed in patronage dividend certificates and/or written notices of allocated reserves. As of June 26, 2004, we had $330.3 million of written notices of allocated reserves, and no patronage dividend certificates, outstanding. We have approximately 800 members or former member equity holders with $100,000 or more of allocated reserves. A distribution to a member made in the form of a qualified notice must be included in the member’s gross income at its stated dollar amount for the taxable year in which the member receives the distribution. If nonqualified notices are distributed, less than 20% of the refund can be distributed in cash or by qualified check and the member is not required to include in gross income the non-cash portion of the allocation. Since 1987, we have utilized nonqualified patronage refunds.

As a cooperative entitled to utilize the provisions of Subchapter T of the Internal Revenue Code, we do not pay tax on net margins derived from member patronage transactions that are distributed to the members by check or in the form of qualified written notices of allocation within 8.5 months of the close of each fiscal year. To the extent that we have income with respect to which we distribute nonqualified written notices of allocation, have income from transactions with nonmembers or have income from non-patronage sources, it is taxed at regular corporate rates.

Our Membership

Our members are persons and businesses engaged in the production of poultry and hogs. Each of our members also owns one share of our common stock, which evidences their membership, including the right to vote, and is non-transferable. The purchase price of a share of our common stock is $1.00. If a member fails to deliver farm products to us for a period of three fiscal years, such member’s membership terminates until such time as such member signs a new membership agreement and delivers farm products to us again. Upon such termination, the member’s share of common stock is redeemed by us and reallocated to the member as a written notice of equity. If such former member continues to have our equity allocated to him/her, such former member is thereupon referred to as a “former member equity holder.”

Corporate Governance

We are governed by an eleven-member board of directors. For the purpose of providing equitable representation on the board, the territory served by us is divided into districts. One director is elected from each district. The board of directors is divided into three classes. Directors within each class are elected every third year on a rotating basis.

Since each member of our board of directors is also one of our members with whom we conduct business or a former member, and thus is not independent from us, we have implemented corporate governance guidelines to address transactions that involve potential or actual conflicts of interests between members of our board of directors and us. Our corporate governance guidelines define the general responsibilities and qualifications of the board of directors and the relative authority of the members of the board of directors and our officers relating to the management of our business. Pursuant to these guidelines, the board is authorized and directed to set goals for the company and establish the principles under which management should act in achieving these goals. Management, and not the board of directors, is authorized to make decisions and engage in activities related to our operations, including those decisions with respect to the terms upon which we do business with our members. In particular, management is authorized to set the contract prices at which we do business with our contract growers, which include the majority of our board of directors. In addition to our corporate governance guidelines, the Georgia Cooperative Marketing Act contains provisions that are intended to protect cooperatives from transactions involving conflicts of interest with board members. In that regard, Section 2-10-87(e) of the Georgia Cooperative Marketing Act provides that no director shall be a party to (1) a marketing or purchase agreement with a cooperative association that has terms that differ in any way from the marketing or purchasing contracts generally offered to regular members of such association or (2) any other kind of contract that affects the amount of such association’s patronage distributions to the director that has terms that differ in any way from terms generally available in such director’s district.

Patronage Earnings and Equity

To acquire and maintain adequate capital to finance our business, our board of directors determines an amount of our earnings from member business that is retained as an addition to permanent equity. Since 1997, our practice has been to retain up to 20% of earnings from member business each year and allocate the remainder of those earnings to our members in the form of patronage earnings. For the past several years, our board of directors has decided to distribute 10% of the current year’s allocated patronage earnings in cash and retain the remaining patronage earnings in member equity. It has been our practice to revolve this equity by annually redeeming the series of member equity that is then twenty years old. Since any redemption is at the discretion of the board, both the amount distributed in cash and the revolvement period are subject to change by the board at any time. Our current policy is that we will not redeem any patronage equity except pursuant to our estate redemption plan.

Our estate redemption plan provides that we will redeem equity holdings of deceased natural persons upon their demise. In order to fund redemptions of approximately 700 equity holders who have significant holdings, we purchase corporate owned life insurance policies with aggregate annual premiums of approximately $1.9 million. These policies reimburse us for the after tax value of the equity holdings that we have paid to the estate of the deceased equity holder. Our current board policy limits the aggregate amount of these redemptions to $4.0 million in any fiscal year.

THE CONVERSION

On May 24, 2004, the Board of Directors of Gold Kist unanimously approved a plan of conversion, on July 22, 2004, the Board of Directors approved the amendment and restatement of this plan of conversion and on September 23, 2004, the Board of Directors approved a supplement to the plan of conversion. Under the amended and restated plan of conversion, as supplemented, Gold Kist would convert from a cooperative marketing association organized under the Georgia Cooperative Marketing Act to a for profit corporation organized under the laws of Delaware by merging into its wholly owned subsidiary, New Gold Kist. New Gold Kist is a newly formed corporation that has no assets and will have no operations prior to the conversion. Pursuant to the conversion, New Gold Kist would acquire all of the assets and assume all of the liabilities of Gold Kist. At a special meeting of members held on September 8, 2004, the amended and restated plan of conversion was approved by the members.

Through the conversion, New Gold Kist expects to be able to provide liquidity to Gold Kist’s members and former member equity holders and to increase its financial flexibility through improved access to capital. Management believes improved access to capital will allow New Gold Kist to continue to make the additional capital expenditures necessary to improve its operations generally, to serve better particular important customers, to develop additional products and to compete more effectively. In addition, access to capital and the ability to use capital stock as acquisition consideration may provide New Gold Kist with the opportunity to acquire new businesses, companies and products that could help strengthen it as a competitor in the marketplace.

At the time we complete the conversion, Gold Kist will cease operating its business as a cooperative marketing association and all patronage equity held by members and former member equity holders of Gold Kist will be cancelled. From that time, New Gold Kist will operate our business on a for profit basis. We do not expect that there will be any changes in the terms of our relationships with our suppliers and customers as a result of the conversion.

The completion of the conversion is conditioned upon the completion of a proposed public offering at a per share offering price that implies a value for the cash and shares of common stock of New Gold Kist to be distributed under the plan of conversion equal to or greater than the stated amount of patronage equity earned prior to the completion of the conversion plus an additional distribution to the members for their members’ interests of at least $60.0 million. We currently estimate that this minimum total distribution would be approximately $420.0 million. The proposed public offering is subject to uncertainties, including market conditions for corporate equity securities generally, for the securities of poultry and other protein and agribusiness companies and for the common stock of New Gold Kist, in particular. In addition, in its sole discretion, the board of directors may amend the plan of conversion or terminate or withdraw the plan of conversion or the proposed initial public offering at any time. If we are unable to complete the proposed public offering on these terms, we will not complete the proposed public offering or the conversion.

Item 2.	Description of Properties

We operate poultry processing plants located in Boaz, Russellville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 14.4 million broilers. Our plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne, Russellville and Scottsboro, Alabama; Blaine, Bowdon, Calhoun, Commerce, Carrollton, Douglas and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 85% hatch) of approximately 15.3 million chicks. Additionally, we operate eleven feed mills to support our poultry operations. The mills have an aggregate annual capacity of approximately 4.7 million tons and are located in Guntersville and Pride, Alabama; Ambrose, Calhoun, Cartersville, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

We operate five separate distribution centers for the sale and distribution of our poultry products. These centers are located in Tampa, Pompano Beach, and Crestview, Florida; Nashville, Tennessee; and Cincinnati, Ohio.

Our corporate headquarters building, completed in 1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N.E., Atlanta, Georgia. The land and building are owned by a partnership of which Cotton States Mutual Insurance Company owns 46% of the equity and we own 54% of the equity. We lease approximately 95,000 square feet of the building from the partnership.

We own all of our facilities, except for our headquarters building, the lease on which expires in April 2010. We also lease our poultry distribution facilities in Tampa, Florida and Nashville, Tennessee under leases that expire in May 2005 and December 2006, respectively, and our poultry hatchery facility in Crossville, Alabama under a lease that expires in February 2088.

Item 3.	Legal Proceedings

In addition to the matters set forth below, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Cody, et al v. Gold Kist Inc, et al.    Four female employees of our Corporate Office Information Services Department filed an EEOC sex discrimination suit against us in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate I/S Department. One of the employees continues to be employed by us. After its administrative consideration of the claims, the EEOC has issued “Right to Sue” letters to the four complainants in these claims, meaning that the EEOC will not sue or participate in a suit against us on behalf of the parties in these actions nor will it pursue a systemic discrimination charge in this matter. The action provides that the individuals could then pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. Discovery for the class certification phase of the litigation is continuing. We intend to defend the litigation vigorously.

Ronald Hughes Gaston v. Gold Kist Inc.    On February 18, 2004, Mr. Gaston, a member of our cooperative who was terminated by us as a hatching egg producer, filed a purported class action lawsuit against us in the U.S. District Court for the Northern District of Alabama. Through various amendments, Plaintiff named four additional chicken-processing firms as defendants and added an additional Plaintiff, Matthew Burnett. Burnett is associated with Burnett Farms, which is a member of our cooperative. Plaintiffs allege that the defendants have conspired to prevent competition for production contracts and seek to represent a putative class of all contract farmers and sellers of hatching eggs and live broilers who produced hatching eggs or live broilers in the United States since February 23, 1998. Gold Kist moved to compel arbitration of Plaintiffs’ claims based on arbitration agreements contained in Gold Kist’s production contracts, membership agreements, and By-Laws. The Court granted Gold Kist’s motion to compel arbitration on April 28, 2004 and stayed Plaintiffs’ claims against the other defendants pending completion of arbitration between Plaintiffs and Gold Kist. Plaintiffs have not yet initiated an arbitration against Gold Kist. Gold Kist believes that the claims are without merit and intends to defend the matter vigorously and while we cannot predict its outcome, we believe that this lawsuit will not have a material adverse effect on our financial condition.

Wylene Jordan, et al v. Gold Kist Inc., et al. On June 25, 2004, one member and six former members of Gold Kist filed a purported class action lawsuit against us, our chief executive officer and the members of Gold Kist’s Board of Directors in the Superior Court of DeKalb County, Georgia. The complaint has been amended three times since the initial filing. The lawsuit seeks to enjoin the proposed vote of our members on the approval of the merger of Gold Kist into New Gold Kist, alleging that such merger, which would result in the conversion of Gold Kist from a cooperative marketing association to a for profit corporation, violates provisions of the Georgia Non-Profit Corporation Code and/or violates provisions of our By-Laws. The lawsuit also seeks a declaratory judgment that the conversion does not comply with our By-Laws; that the conversion does not comply with Georgia law; and that proceeds of a conversion be distributed to current and former member equity holders in proportion to their patronage equity. The lawsuit finally alleges that our chief executive officer and each member of Gold Kist’s Board of Directors breached their fiduciary duty by approving the plan of conversion and the proposed public offering. On September 2, 2004, an order for summary judgment was entered in favor of all of the defendants, and the plaintiffs have agreed not to pursue any appeal.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data as of and for the fiscal years ended July 1, 2000, June 30, 2001, June 29, 2002, June 28, 2003 and June 26, 2004. The selected consolidated financial data for the fiscal years ended June 29, 2002, June 28, 2003 and June 26, 2004 and as of June 28, 2003 and June 26, 2004 were derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the fiscal years ended July 1, 2000 and June 30, 2001 and as of July 1, 2000, June 30, 2001 and June 29, 2002 were derived from our audited financial statements not included in this report. This selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended
	July 1, 2000	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004
	(in thousands)
Statement of Operations Data:
Net sales volume	$1,770,453	1,810,755	1,863,828	1,855,126	2,260,728
Cost of sales	1,709,183	1,690,437	1,706,582	1,813,106	1,899,395

Gross margins	61,270	120,318	157,246	42,020	361,333
Distribution, administrative and general expenses	82,297	88,507	87,486	81,859	108,772
Benefit plans curtailment gains(1)	—	33,727	—	20,257	—
Pension settlement expense(1)	—	—	—	—	(10,288)

Net operating margins (loss)	(21,027)	65,538	69,760	(19,582)	242,273
Other income (deductions):
Interest and dividend income	8,262	11,328	9,426	2,283	1,550
Interest expense	(30,425)	(39,996)	(27,962)	(24,968)	(35,690)
Gain on sale of marketable equity security and other investments(2)	—	—	15,578	—	—
Loss on investment(3)	—	—	—	(24,064)	(57,364)
Equity in earnings (loss) of affiliate(4)	(4,393)	10,048	—	—	—
Miscellaneous, net	(1,272)	(241)	2,882	(2,428)	1,942

Total other deductions, net	(27,828)	(18,861)	(76)	(49,177)	(89,562)

Margins (loss) from continuing operations before income taxes	(48,855)	46,677	69,684	(68,759)	152,711
Income tax expense (benefit)	(22,352)	13,397	22,055	(17,307)	41,817

Margins (loss) from continuing operations	(26,503)	33,280	47,629	(51,452)	110,894
Margins (loss) on discontinued operations(5)	417	(214)	(13,543)	—	—

Net margins (loss)	$(26,086)	33,066	34,086	(51,452)	110,894

	Fiscal Year Ended
	July 1, 2000	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004
	(in thousands)
Other Data:
Net cash provided by (used in) operating activities	$(7,831)	71,940	68,000	(34,032)	221,964
Net cash provided by (used in) investing activities	(144,626)	(32,782)	45,229	(28,283)	(40,846)
Net cash provided by (used in) financing activities	140,318	(36,490)	(115,571)	64,344	(55,445)
Depreciation and amortization	43,312	42,747	39,071	39,495	39,592
Capital expenditures	29,874	33,495	38,899	34,651	42,210

Balance Sheet Data:
Cash and cash equivalents	$8,671	11,339	8,997	11,026	136,699
Working capital	23,751	121,087	159,959	210,227	345,245
Working capital, excluding current maturities of debt	190,053	242,220	185,585	232,389	366,412
Total assets	881,290	870,056	789,529	762,047	885,857
Total debt	418,016	387,418	276,270	346,173	304,121
Total patrons’ and other equity	239,490	272,550	283,161	183,897	284,615

(1)	In January 2001, we substantially curtailed our postretirement medical benefit plan for current employees. In October 2002, we substantially curtailed our postretirement supplemental life insurance plan. In April 2003, we substantially curtailed our postretirement medical plan for existing retirees. Gold Kist recognized a pension settlement expense in the year ended June 26, 2004. The pension settlement expense resulted from lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. See Note 8 of Notes to Consolidated Financial Statements.
(2)	During the year ended June 29, 2002, we sold our marketable equity security, our investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $64.6 million and a gain before income taxes of $15.6 million. See Note 10(b) of Notes to Consolidated Financial Statements.
(3)	In October 1998, Gold Kist completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc., or SSC. In connection with the transaction, Gold Kist purchased from SSC $60.0 million principal amount of capital trust securities and $40.0 million principal amount of cumulative preferred securities for $98.6 million in October 1999. The securities, with interest/dividends payable quarterly, carried a combined weighted average interest/dividend rate of 8.55% for the year ended June 29, 2002. No dividends from the cumulative preferred securities have been received since the quarterly payment received in January 2002. In October 2002, SSC notified Gold Kist that, pursuant to the provisions of the indenture under which Gold Kist purchased the capital trust securities, SSC would defer the capital trust securities’ quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, Gold Kist reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against the loss from continuing operations for the year ended June 28, 2003.

As of December 31, 2003, SSC’s total stockholders’ and patrons’ equity fell below Gold Kist’s carrying value of the preferred stock investment, which Gold Kist believed was a triggering event indicating impairment. We recorded an “other-than-temporary” impairment charge of $18.5 million which was reflected as a loss on investment within other deductions, net.

In June 2004, Gold Kist notified SSC that it was abandoning the investment and returned the securities. As a result of the abandonment, the remaining investment balance of $38.8 million was written off and reflected as a loss on investment within other deductions, net, in the consolidated statement of operations for the year ended June 26, 2004. See Note 7 and Note 10(a) of Notes to Consolidated Financial Statements.

(4)	We had a 25% equity interest in Golden Peanut Company, LLC and its subsidiaries, or Golden Peanut. Our investment in Golden Peanut was accounted for using the equity method. We liquidated our investment in Golden Peanut at its carrying value in August 2001.
(5)	In June 2002, we adopted a plan to withdraw from and discontinue participation in a pecan processing and marketing partnership. This withdrawal was completed in January 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements. Our continuing operations are principally comprised of our broiler production, processing and marketing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

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

Broiler market prices were favorable during the first half of fiscal 1999 as a result of industry-wide live production problems that restricted broiler supplies. Broiler prices weakened in the second half of fiscal 1999 as these problems were resolved and supplies increased. Market prices for poultry dark meat were weak during fiscal 1999 as a result of the Russian and Asian economic crises that began during the summer of 1998. Depressed broiler prices continued through fiscal 2000 and most of fiscal 2001 due to increased production levels and the large supply of competing meats, primarily pork and beef. Broiler prices strengthened during the first half of fiscal 2002 due to an improved supply/demand balance. Strong export demand, principally from Russia, favorably impacted both foreign and domestic markets and fueled higher broiler prices through the first eight months of fiscal 2002. However, on March 10, 2002, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices due to excess domestic supply. Export sales industry-wide declined by approximately 20% during the fourth quarter of fiscal 2002. Although the Russian ban on U.S. imports was lifted in April 2002 and product specifications and other issues were resolved in August 2002, fiscal 2003 sales to Russia were 60% below levels prior to the embargo. Increased domestic supplies and higher supplies of competing meats continued the downward pressure on broiler sales prices through the majority of fiscal 2003. Resumption of export sales to Russia and improved domestic demand for chicken products have contributed to improved broiler prices through fiscal 2004.

According to the USDA World Agricultural Outlook Board, or WAOB, calendar 2003 U.S. broiler meat production approximated 32.4 billion pounds, ready-to-cook weight, 1.6% above the 31.9 billion pounds produced in calendar 2002. This was the smallest increase in broiler production for the industry in recent history, and coupled with increased demand for broiler products, contributed to improved broiler market prices in the fiscal year ended June 26, 2004. The WAOB August estimate for calendar 2004 broiler meat production is 33.7 billion pounds, which is a 3.9% increase from the 2003 figures. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year. Broiler sales prices have recently declined and are not expected to continue at fiscal 2004 levels.

Our poultry export sales historically have been less than 10% of total net sales. Our poultry export sales, which we define as sales other than to customers in the United States or Canada, for fiscal 2001, 2002, 2003 and 2004 were $68.8 million, $74.2 million, $56.4 million and $99.2 million, respectively. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products. Any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Starting in fiscal 2000, poultry export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due in part to the ban on red meat imports from the European Union. Strong export sales continued through the first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban mentioned above, export sales for the last quarter of fiscal 2002 decreased 32.6% from export sales in the same period in fiscal 2001. The drop in export sales continued in fiscal 2003, decreasing 24% from fiscal 2002. Due to the resumption of sales to Russia, export sales in fiscal 2004 were significantly higher than for fiscal 2003. In December 2003, Russia implemented a quota system that has reduced U.S. poultry imports by an estimated 30% from levels prior to the embargo. This quota could negatively affect our exports in future periods. During several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of certain broiler products from the United States due to chickens in several states testing positive for avian influenza. Also, as a result of this event, Russia and Hong Kong banned the import of broiler products from the affected states. Although our broiler production operations are not located in the states that were affected, any implementation of similar bans in the future could negatively affect our results of operations.

The cost of feed grains, primarily corn and soybean meal, represents approximately 57% of total live broiler production costs or approximately 33% of cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased significantly in fiscal 2003 with soybean meal prices further increasing significantly in fiscal 2004, due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Barring widespread weather problems in late summer and early fall of 2004, soybean production is expected to increase, which may favorably impact soybean meal prices in fiscal 2005. We expect corn prices during fiscal 2005 to be below fiscal 2004 levels.

We believe that we can reduce the impact of industry volatility on our results by increasing our value-added product lines, continuing to improve our cost structure and continuing our commitment to a strategy to grow private label sales. In March 2004, we improved our capital position and financial leverage through the issuance of the senior notes.

General issues such as increased domestic and global competition in the meat industry, heightened concerns over the safety of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production and animal welfare activism continue as significant risks and challenges to profitability and growth both for Gold Kist and the broiler industry.

In June 2002, we adopted a plan to withdraw from and discontinue participation in a pecan processing and marketing partnership with Young Pecan Shelling Company, which was completed in January 2003. Accordingly, the operating results of the partnership have been separated from continuing operations and reported separately in the Statements of Operations. See Note 11 of the Notes to Consolidated Financial Statements. Our continuing operations are principally comprised of our poultry production, processing and marketing operations. The discussion and analysis of results of operations that follows relates to our continuing operations, unless otherwise noted, for each of the fiscal years in the three year period ended June 26, 2004.

Gold Kist has filed registration statements to convert from a cooperative association to a for-profit corporation. The proposed conversion would be effected by the merger of Gold Kist into a newly formed wholly owned subsidiary, Gold Kist Holdings Inc. or New Gold Kist. The completion of the conversion is subject to various conditions and is also conditioned upon the successful completion of an initial public offering of common stock by New Gold Kist. The proceeds from this offering are expected to be used to provide cash to Gold Kist members in connection with the conversion, repay certain indebtedness and for general corporate purposes.

Results of Operations

The following table presents certain statement of operations items as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	June 29, 2002	June 28, 2003	June 26, 2004
Net sales volume	100.0%	100.0%	100.0%
Cost of sales	91.6	97.7	84.0

Gross margins	8.4	2.3	16.0
Distribution, administrative and general expenses	4.7	4.4	4.8
Benefit plans curtailment gain and pension settlement (expense)	—	1.0	(.5)

Net operating margins (loss)	3.7	(1.1)	10.7
Interest expense	(1.5)	(1.3)	(1.6)
Other income/(deductions) (including income taxes)	.3	(.4)	(4.2)

Margins (loss) from continuing operations	2.5%	(2.8)%	4.9%

Fiscal 2004 Compared to Fiscal 2003

For the year ended June 26, 2004, net sales volume increased 21.9% from $1.9 billion in fiscal 2003 to $2.3 billion in fiscal 2004. The increase in net sales volume was due primarily to an approximate 22% increase in average broiler sales prices for the year ended June 26, 2004, slightly offset by a decrease in broiler pounds produced and sold. An overall strengthening economy, favorable production levels, improved export demand and higher prices in the beef and pork meat sectors contributed to stronger demand and higher broiler sales prices in fiscal 2004. Current diet trends emphasizing low fat proteins such as chicken have also favorably impacted product demand.

Our export sales of $99.2 million for the year ended June 26, 2004 were 75.9% higher than fiscal 2003, due to substantially increased prices, the resumption of shipments to Russia and increased demand from other countries. An import quota system was negotiated and announced by Russian officials in December 2003. The U.S. share of the total quota was 771,900 tons or 73.5%. This is below the U.S. levels of imports prior to the embargo; however, increased demand from other countries has partially offset this reduction. Our export sales to Russia increased 52.8% in pounds shipped and 156.9% in dollar value from $16.2 million in fiscal 2003 to $41.7 million in fiscal 2004.

We had net operating margins of $242.3 million for the year ended June 26, 2004, compared to a net operating loss of $19.6 million in the prior fiscal year. The increase in net operating margins in fiscal 2004 was due primarily to higher broiler selling prices partially offset by higher feed ingredient costs, principally soybean meal. Soybean meal prices were 29.2% higher per ton during fiscal 2004 compared to fiscal 2003 and the average per bushel corn price was up 5.2%. The increased feed grain costs were due primarily to adverse weather conditions experienced late in the 2003 growing season.

Cost of sales in fiscal 2004 included a $3.5 million charge to write down the carrying value of the assets and recognize other expenses, primarily employee severance amounts, related to the closing of a poultry processing facility announced in September 2003.

Our pork production operations, which account for less than 1% of our total sales volume, had net operating margins of $0.4 million for the year ended June 26, 2004 as compared to a net operating loss of $3.1 million for fiscal 2003. The improvement was attributable to improved hog market prices brought about by lower beef supplies and increased demand.

The 32.9% year-to-date increase in distribution, administrative and general expenses was principally due to incentive compensation accruals associated with the net margins for fiscal 2004 compared to the net losses in fiscal 2003. We also experienced higher benefit costs, principally pension expense and employee medical claims during fiscal 2004, which contributed to the increase. These costs were partially offset by benefit plan reductions and the impact of curtailments implemented in fiscal 2003 and 2004.

We recognized $10.3 million of pension settlement expense for the year ended June 26, 2004. The settlement expense resulted from lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

Other deductions, including loss on investments, interest expense and miscellaneous, totaled $89.6 million for the year ended June 26, 2004, compared to $49.2 million for fiscal 2003. In October 2002, Southern States Cooperative, Inc., or SSC, notified us that, pursuant to the provisions of the indenture under which we purchased the capital trust securities, SSC would defer the quarterly interest payment due on October 5, 2002. Interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, we reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge included in other deductions for the year ended June 28, 2003. As of December 31, 2003, SSC’s total stockholders’ and patrons’ equity fell below our carrying value of the preferred stock investment, which the Company believed was a triggering event indicating impairment and recorded an “other-than-temporary” impairment charge of $18.5 million. In June 2004, we notified SSC that we were abandoning the SSC investment and returned the securities. As a result of the abandonment, we wrote off the remaining investment balance of $38.8 million in June 2004. See Note 7 and Note 10(a) of the Notes to Consolidated Financial Statements.

Interest expense was $35.7 million for the year ended June 26, 2004, compared to $25.0 million for the prior fiscal year. The increase in the year-to-date interest expense was due in large part to the prepayment penalty of $5.5 million associated with the March 2004 repayment of the $45.0 million term loan due to an insurance company with a portion of the proceeds from our March 2004 senior note offering and the higher interest rate on the senior notes as compared to the average rates on other indebtedness. Higher interest rate spreads over the London Interbank Offered Rate (LIBOR) and amortization of fees related to the February 2003 amendment to the Senior Credit Facility and the arrangement of the Temporary Revolving Credit Facility that matured on September 30, 2003 also contributed to the increase.

Miscellaneous, net was income of $1.9 million for the year ended June 26, 2004, compared to expense of $2.4 million for the prior fiscal year. Gains from the sale of assets and from the settlement in August 2003 of notes receivable that exceeded their carrying value were the primary items resulting in the fiscal 2004 income. The notes receivable were acquired from the parent corporation of the other general partner of a pecan processing and marketing partnership that was dissolved in January 2003. The principal component of the expense we recorded in fiscal 2003 was a $4.1 million payment we made in December 2002 for our share of a legal settlement as a former partner of a peanut processing and marketing company. Income from a hog production joint venture with another regional cooperative was $1.2 million for the year ended June 26, 2004 as compared to a loss of $0.8 million for the year ended June 28, 2003 due to improved hog market prices brought about by increased demand.

For the year ended June 26, 2004, our combined federal and state effective income tax rate used to calculate the tax expense on the margins before income taxes was 27.4%. Our effective tax rate is lower than the federal and state statutory rates for the year ended June 26, 2004 due primarily to the recognition of an ordinary deduction for tax purposes resulting from the abandonment of the SSC investment in June 2004. Previously, we had recorded an income tax valuation allowance for the majority of the unrealized losses resulting from the write-downs of the SSC investment. Income tax expense (benefit) for the periods presented reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity redemptions.

Fiscal 2003 Compared to Fiscal 2002

For the year ended June 28, 2003, net sales volume decreased 0.5% from $1.864 billion in fiscal 2002 to $1.855 billion in fiscal 2003. The decrease in net sales volume was due primarily to a 2% decrease in average poultry sales prices, which was partially offset by a 1.1% increase in ready-to-cook broiler meat production. The decrease in average poultry sales prices was principally due to a reduction in export demand experienced industry-wide. The reduction resulted primarily from the Russian ban on U.S. chicken imports instituted in March 2002 and their continuing regulatory import restrictions. This event and problems with other export markets negatively impacted both foreign and domestic markets. This resulted in an oversupply of broiler meat and lower sales prices. Increased supplies of competing meats, principally beef and pork, also were a significant factor leading to the downward pressure on poultry prices. Broiler prices improved during the fourth quarter of fiscal 2003 due to the impact of industry production constraints and seasonal demand. Our export sales of $56.4 million for fiscal 2003 were 24% lower than those for fiscal 2002 due to the continuing impact of Russian import regulatory issues, increased foreign competition and problems with other export markets. Although the Russian ban was lifted in mid-April 2002 and product specifications and other issues were resolved in August 2002, sales to Russia were 53% below prior year levels.

We had net operating losses of $19.6 million for fiscal 2003 as compared to net operating margins of $69.8 million in fiscal 2002. The decrease in net operating margins was due primarily to the decrease in poultry selling prices and a 6.2% increase in the cost of sales. The increased costs were attributable to higher feed ingredient and production costs, including energy, for fiscal 2003 as compared to fiscal 2002. Total feed costs in fiscal 2003 were 12.8% higher than in fiscal 2002. These increases were partially offset by the receipt of $8.9 million in June 2003 representing our share as a class claimant in the class action litigation against methionine suppliers for overcharges. Also, as part of the implementation of an automated system for spare parts and supply inventories initiated in fiscal 2003, we changed our level of item cost for inclusion in inventory. The change resulted in capitalization, as acquired, of an approximate additional $4.6 million into spare parts and supply inventory as of June 28, 2003. Our pork production operations posted a net operating loss of $3.1 million in fiscal 2003 as opposed to a net operating margin of $1.3 million in fiscal 2002.

The 6.4% decrease in distribution, administrative and general expenses was principally due to the absence of incentive compensation accruals due to the net loss for fiscal 2003, a general salary freeze and lower benefit costs due to benefit plan changes effected in fiscal 2002 and fiscal 2003.

In October 2002, we substantially curtailed our postretirement life insurance plans, and in April 2003, we substantially curtailed our postretirement medical plan for existing retirees. The postretirement medical plan for active employees was curtailed in January 2001. Previously eligible retired employees between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. A gain from these curtailments of approximately $20.3 million is reflected in the fiscal 2003 consolidated statement of operations with the accompanying reduction in the accrued postretirement benefit liability in the accompanying fiscal 2003 consolidated balance sheet.

Other deductions totaled $49.2 million for the year ended June 28, 2003, compared to $76,000 for fiscal 2002. Interest and dividend income was $2.3 million in fiscal 2003 as compared to $9.4 million in fiscal 2002. The amount for fiscal 2002 was earned principally from the SSC capital trust and preferred securities. No dividends or interest were paid or accrued on these securities in fiscal 2003. As a result of the deferral of the interest payments, we reduced the carrying value of the SSC securities by $24.1 million with a corresponding charge against margins from continuing operations before income taxes in fiscal 2003. Interest expense was $25.0 million in fiscal 2003, 10.7% below the $28.0 million incurred in fiscal 2002. The decrease in interest expense was due to lower average market interest rates partially offset by higher average loan balances and fees. The sale of the marketable security and other investments resulted in a pretax net gain of $15.6 million for the year ending June 29, 2002. Miscellaneous, net of $2.4 million expense for fiscal 2003 includes the litigation settlement payment of $4.1 million in December 2002 related to Golden Peanut Company LLC.

Our combined federal and state effective income tax rate used to calculate the tax benefit of the fiscal 2003 loss before income taxes was 25%. The combined effective rate for fiscal 2002 was 32%. The limited fiscal 2003 tax benefit is due to the deferred income tax valuation allowance established for the unrealized capital losses resulting from the write down of the SSC investment and the dissolution of the pecan processing and marketing partnership. Income tax expense (benefit) for the periods presented also reflects income taxes at statutory rates adjusted for available tax credits and deductible nonqualified equity cash refunds and redemptions.

In response to the adverse operating conditions in fiscal 2003, we instituted a cost reduction plan freezing pay levels, reducing staff and overtime, implementing further employee benefit plan reductions/eliminations and selling certain non-operating assets.

Liquidity and Capital Resources

Our liquidity is dependent upon cash flow from operations and external sources of financing.

In March 2004, we issued $200.0 million aggregate principal amount of senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of the unamortized discount of $3.0 million in the accompanying consolidated balance sheet at June 26, 2004. We expect to repay approximately $70.0 million of these notes, including the payment of $7.2 million in prepayment penalties, with a portion of the proceeds from New Gold Kist’s proposed initial public offering, if completed.

In connection with the offering of our senior notes, we amended the terms of our senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125.0 million, including a sub-facility of up to $60.0 million for letters of credit, for a term of three years. The facility is secured by a security interest in substantially all of our assets, including all of our present and future accounts receivable and inventory, property, plant and equipment and the stock of certain of our subsidiaries. Borrowings under the facility are limited to the lesser of $125.0 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories, including our broiler and breeder flocks, securing the facility. As of August 27, 2004, we had approximately $99.9 million available for borrowing under this facility.

We and our subsidiaries are subject to certain affirmative and negative covenants contained in our senior credit facility, including covenants that restrict, subject to specified exceptions, dividends and certain other restricted payments; the incurrence of additional indebtedness and other obligations and the granting of additional liens; loans; extension of credit and guarantees; mergers, acquisitions, investments, and disposition of assets or stock; capital expenditures; and use of proceeds from borrowings under the credit facility and excess cash flow. The exceptions provided in the credit facility could allow for transactions to occur outside the credit facility limitations as follows: incurrence of reimbursement obligations under letters of credit not to exceed $25.0 million; capital expenditures of $75.0 million during each fiscal year (subject to certain excess cash flow limitations), plus carry forward amounts. There are also covenants relating to compliance with certain laws, payments of taxes, maintenance of insurance and financial reporting. In addition, the credit facility requires us to maintain a minimum consolidated tangible net worth of at least the sum of $180.0 million and 50% of cumulative reported net income beginning with the third quarter of fiscal 2004, a ratio of consolidated current assets to consolidated current liabilities no less than 1.10 to 1.00, calculated on a quarterly basis; a fixed charge coverage ratio as of the last day of any fiscal quarter no less than 1.80 to 1.00, calculated on a quarterly basis; and a senior debt coverage ratio not to exceed 3.75 to 1.00 at the end of the fourth quarter of fiscal 2004, 3.50 to 1.00 at the end of the first quarter of fiscal 2005, and 3.25 to 1.00 at the end of the second quarter of fiscal 2005 and thereafter.

Events of default under the senior credit facility include, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; default under or acceleration of certain other indebtedness; material inaccuracy of any representation or warranty; violation of covenants; bankruptcy and insolvency events; certain impairments of collateral; fraudulent conveyance; certain judgments and other liabilities; certain ERISA violations; changes of control; and certain management changes. If an event of default occurs, the lenders under the senior credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full.

As of June 26, 2004 we had $40.0 million in aggregate principal amount of senior exchange notes outstanding with an insurance company. We are required to make annual principal repayments on these notes of $5.0 million. These notes mature in May 2010. The agreements governing these notes subject us to customary financial and other covenants and contain customary events of default generally similar to those under our senior credit facility. In addition, the note agreements require that we not permit (i) the ratio of EBIT plus consolidated lease expense, in each case for the period of the eight fiscal quarters most recently ended at such time, to consolidated interest expense plus consolidated lease expense for such period to be less than 1.00 to 1.00 for the fourth quarter of fiscal 2004, and the first quarter of fiscal 2005, and 1.25 to 1.00, for the second quarter of fiscal 2005 and thereafter; (ii) the ratio of consolidated total debt as of the end of any fiscal quarter to the sum of EBITDA for the fiscal quarter then ending and the preceding seven fiscal quarters (divided by two), to be greater than 5.00 to 1.00 for the fourth quarter of fiscal 2004, and the first quarter of fiscal 2005, 4.50 to 1.00 for the second quarter of fiscal 2005, 4.00 to 1.00 for the third quarter of fiscal 2005, and 3.50 to 1.00 for the fourth quarter of fiscal 2005 and thereafter; and (iii) the ratio of total debt to capital to exceed .65 to 1.00 for the fourth quarter of fiscal 2004, and each of the four quarters of fiscal 2005, and .60 to 1.00 thereafter. These notes are secured by substantially all of our inventories, receivables and property, plant and equipment.

We also have a term loan with an agricultural credit bank with an aggregate principal amount outstanding of approximately $30.4 million as of June 26, 2004. This term loan will mature on December 1, 2012, with required semi-annual principal repayments in the amount of $1.8 million. In addition, under the same facility, we have a term loan with an aggregate principal amount outstanding as of June 26, 2004 of $9.0 million. This term loan will mature on December 31, 2007, with required quarterly principal repayments of $0.6 million. The agreement governing these loans subjects us to customary financial and other covenants and contains customary events of default substantially similar to those under our senior credit facility. These borrowings are secured by substantially all of our inventories, receivables and property, plant and equipment.

The terms of our senior notes, senior credit facility, senior exchange notes and term loan also include an excess cash flow provision, which under certain conditions could require us to deposit funds in a restricted cash account to be used for future scheduled or mandatory principal payments of senior debt.

The forgoing description of the terms of our senior notes, senior credit facility, senior exchange notes and term loan are qualified by reference to the applicable indentures or agreements governing such arrangements, which are incorporated by reference to this report.

We also have subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years. As of June 26, 2004, certificates having a principal amount of $17.8 million were outstanding, which we intend to repay using a portion of the proceeds from the proposed public offering. We have $7.5 million of industrial revenue bonds outstanding. In addition, we have approximately $32.7 million outstanding under letters of credit issued by various institutions.

At June 26, 2004, we were in compliance with all applicable loan covenants and other credit facilities.

For fiscal 2004, cash provided by operating activities was $222.0 million compared to cash used in operating activities of continuing operations of $15.7 million for fiscal 2003. The increased cash flow was due to the operating results for fiscal 2004 as adjusted for non-cash items, principally depreciation and amortization, the loss on investment, accrued benefit costs and deferred income taxes. Cash used in financing activities for the year ended June 26, 2004 was $55.4 million compared to cash provided by financing activities for the year ended June 28, 2003 of $64.3 million. During the period, we repaid gross outstanding debt of $240.4 million, or $43.5 million, excluding the $196.9 million of proceeds from the issuance of the senior notes, including scheduled long-term debt amounts and payments on the revolver and senior credit facility. At June 26, 2004, we had unused loan commitments of $99.9 million and cash of $121.5 million invested in short term interest bearing instruments.

Working capital and patrons’ and other equity were $345.2 million and $284.6 million, respectively, at June 26, 2004 as compared to $210.2 million and $183.9 million, respectively, at June 28, 2003. Working capital provided through earnings, higher current asset levels and the net proceeds from the issuance of the senior notes contributed to the increase in fiscal 2004 as compared to fiscal 2003. The increase in patrons’ and other equity reflects the net margins for the year ended June 26, 2004 partially offset by $3.9 million of equity redemptions and $5.9 million representing the accrued cash portion of the fiscal 2004 patronage refunds reclassified to a current liability. The cash portion of the patronage refund was paid in August 2004.

For fiscal 2004, cash expenditures were approximately $2.8 million for equity redemptions, net of insurance proceeds from our equity insurance program. Our equity insurance program covers our approximately 700 equity holders with more than $100,000 in total equity, with an annual premium of approximately $1.9 million. In August 2003, our Board of Directors suspended the early cashing of notified equity at the request of the holder, but continued to pay the full face value to the estates of deceased equity holders, subject to a $4.0 million limitation on total equity cashings in fiscal 2004. The redemption of patrons’ equity is subject to the discretion of our Board of Directors. As a consequence of the conversion of Gold Kist from a cooperative marketing association to a for profit corporation, all members’ and former member equity holders’ patronage equity will be redeemed for cash, exchanged for common stock or both. At that time, the equity insurance program will be discontinued.

We spent approximately $42.2 million in capital expenditures for the year ended June 26, 2004 which includes expenditures for expansion of further processing capacity and technological advances in our poultry production and processing. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2005 capital expenditures and related working capital needs with existing cash balances, cash expected to be provided from operations and the proposed initial public offering.

Effective January 1, 2004, we prospectively amended our qualified pension plan. For benefits earned in 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. We recognized $10.3 million of pension settlement expense in the year ended June 26, 2004. The settlement expense resulted from lump sum distribution payments from the plan to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. We made a pension plan contribution of $15.0 million in August 2004.

If we issue 12,000,000 shares of our common stock in our proposed initial public offering at a price of $11.00 per share and convert to a for profit corporation, we will distribute $45.8 million of our cash on hand as well as $42.2 million of proceeds from our initial public offering, to members and former member equity holders in connection with our proposed conversion and redemption.

We believe cash on hand, cash equivalents and cash expected to be provided from operations, in addition to borrowings available under our amended senior credit facility, will be sufficient to maintain cash flows adequate for our operational objectives during fiscal 2005.

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases and feed ingredient purchase commitments at June 26, 2004 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (a)	$304.1	21.2	25.9	24.8	232.2
Operating leases	50.9	14.8	20.6	13.5	2.0
Feed ingredient purchase commitments (b)	274.0	274.0	—	—	—

Total (c)	$629.0	310.0	46.5	38.3	234.2

(a)	Excludes $32.7 million in total letters of credit outstanding related to normal business transactions and interest payments on the long-term debt.
(b)	Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of June 26, 2004 for the month of delivery.
(c)	We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, we expect the grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts. Certain members of our Board of Directors who are also members of Gold Kist, the cooperative, are contract growers. See “Certain Relationships and Related Transactions.”

Critical Accounting Policies

The preparation of our Consolidated Financial Statements requires the use of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal years presented. The following is a summary of certain accounting policies that we consider to be critical. Other significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition.    Substantially all of our revenue generating activities consist of the sale of poultry products to our customers. Substantially all sales are shipped by truck and the revenue is recognized upon passage of title and risk of loss to the customer. There are no additional services or processes to be performed following delivery of the product. Revenue is recorded net of amounts for any discounts, allowances or promotions. Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements.

Inventories.    Live poultry inventories consist of broilers and breeders. Broilers are stated at the lower of average cost or market and breeders are stated at average cost less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty six weeks. Marketable product inventories and raw materials and supplies are stated on the basis of the lower of cost (first in, first out or average) or market. If market prices for inventories move below carrying value, adjustments to write down the carrying values of these inventories would be required.

Allowance for Doubtful Accounts.    Our management estimates the allowance for doubtful accounts based on an analysis of the status of individual accounts. Factors such as current overall economic and industry conditions, historical customer performance and current financial condition, collateral position and delinquency trends are used in evaluating the adequacy of the allowance for doubtful accounts. Changes in the economy, industry and specific customer conditions may require us to adjust the allowance amount recorded. These adjustments involve management judgment and could have a significant impact on our results of operations and financial position.

Accrued Self-Insurance Costs.    We are self-insured for certain losses related to property, fleet, product and general liability, worker’s compensation and employee medical benefits. Stop loss coverage is maintained with third party insurers to limit our total exposure. Estimates of the ultimate cost of claims incurred as of the balance sheet date are accrued based on historical data and estimated future costs. While we believe these estimates are reasonable based on the information available, actual costs could differ and materially impact our results of operations and financial position.

Employee Benefits.    We incur various employment-related benefit costs with respect to qualified and nonqualified pensions and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize third party actuarial firms to assist management in determining these assumptions. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The recoverability of the tax assets recorded on the balance sheet is based on both our historical and anticipated earnings levels and is reviewed to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

Effects of Inflation

The major factor affecting our net sales volume and cost of sales is the change in market prices for broilers, hogs and feed grains. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation can, however, adversely affect our operating costs such as labor, energy and material costs.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which was effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. SFAS No. 150 establishes standards for the classification of liabilities in financial statements that have characteristics of both liabilities and equity. The implementation of SFAS 150 did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. Generally, the provisions of the interpretation are effective no later than the first interim period ending after March 15, 2004. Implementation of FIN 46 did not have a significant impact on our consolidated financial statements.

In May 2003, the Emerging Issues Task Force, or EITF, of the FASB reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” If an arrangement contains a lease in accordance with the EITF guidance, the timing of the expense and recognition in the balance sheet (if a capital lease) and disclosures could be affected. The EITF is effective for all arrangements agreed to or modified in fiscal periods beginning after May 28, 2003. The implementation of this EITF did not have a significant impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits, (revised)” which was effective for our fiscal year ended June 26, 2004. It does not change the measurement or recognition of pension and other post retirement benefit plans, but retains and revises disclosure requirements. Disclosures required by SFAS No. 132 are incorporated into Note 8 of the Notes to the Consolidated Financial Statements included herein.

In May 2004, the FASB issued FASB Staff Position No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” or FSP 106-2. FSP 106-2 supersedes FSP 106-1 issued in January 2004 and sets forth accounting for the impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. Due to the substantial curtailment of our postretirement medical benefits plan, FSP 106-2 will not have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Quantitative and Qualitative Disclosures About Market Risks

Market Risk.    Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk as all sales are denominated in U.S. dollars.

Commodities Risk.    We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of our commodity inventories and related purchase and sale contracts. Feed ingredients futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of June 26, 2004, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $274.0 million at June 26, 2004. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of June 26, 2004. Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $60.0 million.

Interest Rate Risk.    We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $125.0 million revolver was fully drawn, a 1% change in LIBOR would increase annual interest expense by approximately $1.4 million, without taking into account our expected application of a portion of the net proceeds of the proposed public offering by New Gold Kist to repay certain outstanding indebtedness.

FACTORS AFFECTING FUTURE PERFORMANCE

Risks Relating to Our Business

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year. Broiler sales prices have recently declined and are not expected to continue at fiscal 2004 levels.

Fluctuations in commodity prices of feed ingredients materially affect our earnings.

A significant portion of the cost of producing our broiler products consists of amounts spent in connection with purchasing corn and soybean meal, our primary feed ingredients. As a result, fluctuations in feed ingredient prices materially affect our earnings. While prices of these items increase from time to time, we may not be able to pass through any increase in the cost of feed ingredients to our customers. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments or commodity futures contracts for the purchase of a portion of our feed ingredients in an effort to manage our feed ingredient costs. However, the use of such instruments may not be successful in limiting our exposure to market fluctuations in the cost of feed.

Furthermore, the production of feed ingredients is positively or negatively affected by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, as well as the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect the supply of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow broilers and deliver products. Any such change would materially negatively affect our business and results of operations. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant competition in the broiler industry with other vertically integrated broiler companies, especially companies with greater resources, may make us unable to compete successfully in this industry, which would adversely affect our business.

The broiler industry is highly competitive. Some of our competitors have greater financial and marketing resources than we do. In general, the competitive factors in the U.S. broiler industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, we believe competition is based on consistent quality, product development, customer service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness, customer service and price. We also face competition from non-vertically integrated further processors with regard to our further-processed products. The highly competitive conditions in the broiler industry could force us to reduce prices for our products, which would adversely affect our results of operations and financial condition.

The loss of one of our large customers could have a material adverse effect on our results of operations.

Sales to our top ten customers represented approximately 33.5% of our net sales during the year ended June 26, 2004 and during such period, approximately 11.1% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its orders from us, our business, sales and results of operations could be materially and adversely affected.

Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.

We are an exporter to Russia and other former Soviet republics, China, the Pacific Rim, the Middle East, South Africa, South and Central America and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

We have been, and may in the future be, subject to claims and liabilities under environmental, health, safety and other laws and regulations, which could be significant.

Our operations are subject to various federal, state, local and foreign environmental, health, safety and other laws and regulations, including those governing air emissions, wastewater discharges and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations by governmental agencies or courts. In addition, we anticipate increased regulation by various governmental agencies concerning food safety, the use of medication in feed formulations, the disposal of animal by-products and wastewater discharges. Furthermore, business operations currently conducted by us or previously conducted by others at real property owned or operated by us, business operations of others at real property formerly owned or operated by us and the disposal of waste at third party sites expose us to the risk of claims under environmental, health and safety laws and regulations. For example, we have received notice letters designating us as a potentially responsible party for alleged environmental contamination at a site that we previously owned. Other properties we own or owned in the past have been designated for cleanup under federal and state environmental remediation statutes, which could result in further liabilities to us. In addition, we are subject to potential claims for residual environmental liabilities arising out of our sale of our Agri-Services business in 1998. The agreements related to our disposition of certain properties require that we indemnify the buyer of such properties with regard to any associated environmental liabilities. We could incur material costs or liabilities in connection with claims related to any of the foregoing. The discovery of presently unknown environmental conditions, changes in environmental, health, safety and other laws and regulations, enforcement of existing or new laws and regulations and other unanticipated events could give rise to expenditures and liabilities, including fines or penalties, that could have a material adverse effect on our business, operating results and financial condition. See “Item 1—Business—Regulation and Environmental Matters.”

If our products become contaminated, we may be subject to product liability claims and product recalls.

Our products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are found generally in the environment and, therefore, there is a risk that they, as a result of food processing, could be present in our processed products. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling procedures once our products have been shipped for distribution. Even if a product is not contaminated when it leaves our facility, illness and death may result if the pathogens are not also eliminated at the further processing, foodservice or consumer level. Increased sales of further-processed products could lead to increased risks in this area. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims) and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

Outbreaks of livestock diseases in general, and broiler diseases in particular, could significantly restrict our ability to conduct our operations.

Events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh broiler products, pork or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects. For example, because several chickens in Delaware and Texas tested positive for avian influenza earlier this year, several countries imposed import bans and the infected flocks were destroyed. See “—Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.”

Increased water, energy and gas costs would increase our expenses and reduce our profitability.

We require a substantial amount, and as we expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time. One of the primary competitive factors in the U.S. broiler market is price, and we may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas would substantially harm our business and results of operations.

Increased costs of transportation would negatively affect our profitability.

Our transportation costs are a material portion of the cost of our products. We primarily ship our products and receive our inputs via truck and rail and rely on third party transportation companies for the delivery of most of our products and inputs. The costs associated with the transportation of our products and inputs fluctuate with the price of fuel, the costs to our transportation providers of labor and the capacity of our transportation sources. Increases in costs of transportation would negatively affect our profitability.

We are exposed to risks relating to product liability, product recalls, property damage and injury to persons for which insurance coverage is expensive, limited and potentially inadequate.

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injury to persons. Insurance for these risks is expensive and difficult to obtain, and we may not be able to maintain this insurance in the future on acceptable terms, in amounts sufficient to protect us against losses due to any such events or at all. Moreover, our insurance coverage may not adequately protect us from all of the liabilities and expenses that we incur in connection with such events. If we were to suffer a loss that is not adequately covered by insurance, our results of operations and financial condition would be adversely affected.

Any acquisition we make could disrupt our business and harm our financial condition.

We may seek to expand our business through the acquisition of companies, technologies, products and services from others. Acquisitions may involve a number of problems, including:

•	difficulty integrating acquired technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating acquisitions and integrating the businesses acquired;

•	exposure to unforeseen liabilities of acquired companies; and

•	the need to obtain additional debt financing for any acquisition.

We may not be able to address these problems and successfully develop these acquired companies or businesses into profitable units of our company.

The loss of key members of our management may adversely affect our business.

We believe our continued success depends on the collective abilities and efforts of our senior management. We do not maintain key person life insurance policies on any of our employees. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

The inability to maintain good relations with our employees could adversely affect our business.

We have approximately 16,000 employees, approximately 3,000 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.

We may face additional litigation challenging the conversion and the proposed public offering that may result in material costs to us.

We may be subject to additional lawsuits against us, our officers or our directors challenging the conversion. Any such additional litigation could require significant management attention. In addition, we may be required to spend material amounts to defend any such lawsuits, to settle any such claims or to pay judgments rendered against us or our officers or directors, whom we are obligated to indemnify pursuant to our governing instruments. See “Item 3—Legal Proceedings.”

If we do not convert to a for profit corporation, our capital structure will continue to limit our ability to raise equity capital.

As a cooperative, we cannot sell our voting common equity to traditional public or private investors. Instead, equity is raised largely from the retention of the noncash portion of patronage refunds allocated to our members. Our inability to raise equity capital may result in our relying on debt financing more heavily than other businesses. Debt financing may not be available to us upon commercially attractive terms or at all.

Since most of our major competitors are not cooperatives, they have access to capital in equity markets that we do not have. This access to equity capital may allow some of our competitors to reduce prices or expend additional funds in order to compete more effectively against us. In addition, our inability to use our equity to acquire other businesses significantly limits our ability to expand our operations, which in turn could adversely impact our market share in the future. As a result, our business and results of operations may be adversely impacted.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Gold Kist Inc.:

We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries (the “Company”) as of June 28, 2003 and June 26, 2004, and the related consolidated statements of operations, patrons’ and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Kist Inc. and subsidiaries as of June 28, 2003 and June 26, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 2004, in conformity with U.S generally accepted accounting principles.

Atlanta, Georgia

August 26, 2004

GOLD KIST INC.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts, Except Per Share Amounts, in Thousands)

	June 28, 2003	June 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,026	136,699
Receivables, net	104,699	137,654
Inventories	196,728	232,905
Deferred income taxes	43,270	20,482
Other current assets	20,100	31,564

Total current assets	375,823	559,304
Investments	66,805	12,760
Property, plant and equipment, net	226,905	231,657
Deferred income taxes	26,822	20,060
Other assets	65,692	62,076

	$762,047	885,857

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$22,162	21,167
Accounts payable	63,281	75,292
Accrued compensation and related expenses	31,875	52,074
Interest left on deposit	8,495	7,687
Other current liabilities	39,783	57,839

Total current liabilities	165,596	214,059
Long-term debt, less current maturities	324,011	282,954
Accrued pension costs	44,487	53,825
Accrued postretirement benefit costs	10,119	7,539
Other liabilities	33,937	42,865

Total liabilities	578,150	601,242

Patrons’ and other equity:
Common stock, $1.00 par value – Authorized 500,000 shares; issued and outstanding 2,515 in 2003 and 2,449 in 2004	2	2
Patronage reserves	185,620	219,964
Accumulated other comprehensive loss	(43,448)	(44,422)
Retained earnings	41,723	109,071

Total patrons’ and other equity	183,897	284,615

	$762,047	885,857

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar Amounts in Thousands)

	Years Ended
	June 29, 2002	June 28, 2003	June 26, 2004
Net sales volume	$1,863,828	1,855,126	2,260,728
Cost of sales	1,706,582	1,813,106	1,899,395

Gross margins	157,246	42,020	361,333

Distribution, administrative and general expenses	87,486	81,859	108,772
Benefit plans curtailment gains and pension settlement (expense)	—	20,257	(10,288)

Net operating margins (loss)	69,760	(19,582)	242,273

Other income (deductions):
Interest and dividend income	9,426	2,283	1,550
Interest expense	(27,962)	(24,968)	(35,690)
Gain on sale of marketable equity security and other investments	15,578	—	—
Loss on investment	—	(24,064)	(57,364)
Miscellaneous, net	2,882	(2,428)	1,942

Total other deductions, net	(76)	(49,177)	(89,562)

Margins (loss) from continuing operations before income taxes	69,684	(68,759)	152,711

Income tax expense (benefit)	22,055	(17,307)	41,817

Margins (loss) from continuing operations	47,629	(51,452)	110,894

Discontinued operations:
Loss from operations of discontinued joint venture partnership (less applicable income tax benefit of $7.3 million for the year ended June 29, 2002)	(13,543)	—	—

Net margins (loss)	$34,086	(51,452)	110,894

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF PATRONS’ AND OTHER EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended June 29, 2002, June 28, 2003 and June 26, 2004

(Dollar Amounts in Thousands)

			Accumulated other comprehensive income (loss)
	Common stock	Patronage reserves	Unrealized gain on marketable equity security	Pension liability adjustment	Retained earnings	Total
June 30, 2001	$29	189,278	17,559	(2,109)	67,793	272,550
Comprehensive income:
Net margins for 2002	—	14,248	—	—	19,838	34,086
Change in value of marketable equity security, net of tax	—	—	7,920	—	—	7,920
Reclassification adjustment, gain on sale of marketable equity security, net of tax	—	—	(25,479)	—	—	(25,479)
Additional minimum pension liability, net of tax	—	—	—	(60)	—	(60)

Total comprehensive income						16,467

Cash portion of nonqualified patronage refund	—	(1,656)	—	—	—	(1,656)
Redemptions and other changes	(11)	(6,250)	—	—	2,061	(4,200)

June 29, 2002	18	195,620	—	(2,169)	89,692	283,161
Comprehensive loss:
Net loss for 2003	—	—	—	—	(51,452)	(51,452)
Additional minimum pension liability, net of tax	—	—	—	(41,279)	—	(41,279)

Total comprehensive loss						(92,731)

Redemptions and other changes	(16)	(10,000)	—	—	3,483	(6,533)

June 28, 2003	2	185,620	—	(43,448)	41,723	183,897
Comprehensive income:
Net margins for 2004	—	43,088	—	—	67,806	110,894
Additional minimum pension liability, net of tax	—	—	—	(974)	—	(974)

Total comprehensive income						109,920

Cash portion of nonqualified patronage refund	—	(5,894)	—	—	—	(5,894)
Redemptions and other changes	—	(2,850)	—	—	(458)	(3,308)

June 26, 2004	$2	219,964	—	(44,422)	109,071	284,615

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Years Ended
	June 29, 2002	June 28, 2003	June 26, 2004
Cash flows from operating activities:
Margins (loss) from continuing operations	$47,629	(51,452)	110,894
Non-cash items included in margins (loss) from continuing operations:
Depreciation and amortization	39,071	39,495	39,592
Loss on investment	—	24,064	57,364
Benefit plans curtailment gains	—	(20,257)	—
Pension and other benefit plans expense	4,730	2,665	17,779
Gain on sale of investments	(15,578)	—	—
Deferred income tax expense (benefit)	14,012	(14,850)	28,696
Other	903	999	(3,172)
Changes in operating assets and liabilities:
Receivables	(3,473)	5,771	(32,972)
Inventories	(16,076)	(5,598)	(36,177)
Other current assets	6,392	2,994	(8,522)
Accounts payable, accrued and other expenses	(9,610)	518	48,482

Net cash provided by (used in) operating activities of continuing operations	68,000	(15,651)	221,964
Net cash used in operating activities of discontinued operations	—	(18,381)	—

Net cash provided by (used in) operating activities	68,000	(34,032)	221,964

Cash flows from investing activities:
Acquisitions of investments	(671)	—	—
Acquisitions of property, plant and equipment	(38,899)	(34,651)	(42,210)
Proceeds from disposal of investments	90,891	482	—
Proceeds from employee life insurance policy surrenders	—	7,537	—
Other	(6,092)	(1,651)	1,364

Net cash provided by (used in) investing activities	45,229	(28,283)	(40,846)

Cash flows from financing activities:
Short-term debt repayments, net	(88,220)	(10,000)	—
Proceeds from long-term debt	95,000	202,920	196,940
Principal repayments of long-term debt	(117,928)	(123,017)	(240,485)
Payments of capitalized financing costs	—	(3,007)	(7,965)
Patronage refunds and other equity paid in cash	(4,423)	(7,601)	(3,935)
Proceeds from employee life insurance policy borrowings	—	5,049	—

Net cash provided by (used in) financing activities	(115,571)	64,344	(55,445)

Net change in cash and cash equivalents	(2,342)	2,029	125,673
Cash and cash equivalents at beginning of year	11,339	8,997	11,026

Cash and cash equivalents at end of year	$8,997	11,026	136,699

Supplemental disclosure of cash flow data:
Cash paid (received) during the years for:
Interest (net of amounts capitalized)	$31,125	25,571	36,918

Income taxes	$7,831	(5,855)	20,177

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2002, June 28, 2003 and June 26, 2004

(Dollar Amounts in Thousands)

(1) Summary of Significant Accounting Policies

Gold Kist Inc. is an agricultural membership cooperative association, headquartered in Atlanta, Georgia. Gold Kist Inc. primarily operates fully integrated broiler production, processing and marketing operations, and to a significantly lesser extent, pork production operations. These operations provide marketing and purchasing services to approximately 2,300 breeder, broiler and pork member/producers.

Gold Kist has filed registration statements to convert from a cooperative association to a for-profit corporation. The proposed conversion will be effected by the merger of Gold Kist into a newly formed wholly owned subsidiary, Gold Kist Holdings Inc. The completion of the conversion requires the approval of Gold Kist members and is also conditioned upon the successful completion of an initial public offering of common stock by Gold Kist Holdings. The proceeds from this offering are expected to be used to provide cash to Gold Kist members in connection with the conversion, repay certain indebtedness and for general corporate purposes.

The accounting and reporting policies of Gold Kist Inc. and subsidiaries conform to U.S. generally accepted accounting principles. The following is a summary of the significant accounting policies.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gold Kist Inc. and its subsidiaries (collectively “Gold Kist” or “Company” or “Association”). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Gold Kist’s policy is to invest cash in excess of operating requirements in highly liquid interest bearing debt instruments, which include commercial paper and reverse repurchase agreements or money market funds that invest in such securities. These investments are stated at cost, which approximates market. For purposes of the consolidated statements of cash flows, Gold Kist considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

The Company has classified checks issued but not yet presented for payment as accounts payable in the Company’s consolidated financial statements.

(c) Receivables

Receivables are principally trade, and are stated net of an allowance for doubtful accounts of $2.0 million and $1.4 million as of June 28, 2003 and June 26, 2004, respectively.

(d) Inventories

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

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Gold Kist engages in commodity futures and options transactions to manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. The Company’s derivatives include agricultural related forward purchase contracts, futures and options transactions. Changes in the fair value of these derivatives, except for forward purchase contracts on which the Company takes physical delivery, have been recorded through earnings.

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

(e) Revenue Recognition

Revenue is recognized upon product shipment and transfer of title and risk of loss to the customer. Revenue is recorded net of any discounts, allowances or promotions. Estimates for any special pricing arrangements, promotions or other volume-based incentives are recorded upon shipment of the product in accordance with the terms of the promotion, allowance or pricing arrangements. Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

One customer, a major grocery chain, accounted for 11.3% in 2002, 11.9% in 2003 and 11.1% in 2004 of net sales volume.

(f) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

Land improvements	5 – 10 Years	Office furniture and equipment	3 – 10 Years
Buildings	10 – 25 Years	Automotive equipment	3 – 5 Years
		Machinery and equipment	5 – 10 Years

(g) Investments

Certain investments in other cooperatives are recorded at cost and include the amount of patronage refund certificates and patrons’ equities allocated, less distributions received. These investments are not readily marketable and quoted market prices are not available. Accordingly, it is not practical to determine these investments’ fair value. The equity method of accounting is used for investments in other companies in which Gold Kist’s voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies, which are not readily marketable, are stated at cost.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Gold Kist applies the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Pursuant to the provisions of SFAS 115, the Company had previously classified its marketable equity security, which was sold in December 2001, as “available-for-sale” (see Note 10(b)). Accumulated other comprehensive income (loss)—unrealized gains and losses on “available-for-sale” securities are included as a separate component of patrons’ and other equity in the accompanying consolidated financial statements, net of deferred income taxes.

(h) Income Taxes

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

(i) Fair Value of Financial Instruments

Gold Kist’s financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, and certain short-term debt and certain long-term debt bearing variable interest rates, the carrying value of these financial instruments approximates fair value. All financial instruments are considered to have an estimated fair value which approximates carrying value at June 28, 2003 and June 26, 2004 unless otherwise specified (see notes 1(g) and 4).

(j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Gold Kist reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

(k) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net margins (loss) and pension liability adjustments, net of tax, and is presented in the consolidated statements of patrons’ and other equity and comprehensive income (loss).

(l) Goodwill

Goodwill represents the excess of costs over fair value of businesses acquired. The Company annually tests for impairment. Approximately $20 million of goodwill is included in other assets in the accompanying consolidated balance sheets at June 28, 2003 and June 26, 2004. Based upon its annual assessment, the Company has determined that the fair value of its assets in the poultry reporting unit exceeded their carrying value, including the goodwill.

(m) Accrued Self-Insurance Costs

The Company is self-insured for certain losses related to property, fleet, product and general liability, worker’s compensation and employee medical benefits. Stop loss coverage is maintained with third party insurers to limit our total exposure. Estimates of the ultimate cost of claims incurred as of the balance sheet date are accrued based on historical data and estimated future costs. Certain claim categories such as workers compensation and employee medical benefits are actuarially determined. While the Company believes these estimates are reasonable based on the information available, actual costs could differ and materially impact results of operations and financial position.

(n) Contingent Liabilities

The Company is subject to laws related to environmental, litigation, regulatory and other matters. The Company assesses these matters as to the likelihood of adverse outcomes and as to the range of possible losses. The recognition of any reserve is based upon a specific assessment of these matters and includes an estimate of legal and consulting expenses, if applicable. Contingent liabilities are recorded on an undiscounted basis and amounts recognized are subject to change dependent on changes in facts and assumptions related to the contingency.

(o) Fiscal Year

Gold Kist employs a 52/53-week fiscal year. The consolidated financial statements for 2002, 2003 and 2004 each reflect 52 weeks. Fiscal 2005 will be a 52-week year.

(p) Use of Estimates

Management of Gold Kist has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

(2) Inventories

Inventories are summarized as follows:

	June 28, 2003	June 26, 2004
Live poultry and hogs	$97,691	110,535
Marketable products	53,587	69,621
Raw materials and supplies	45,450	52,749

	$196,728	232,905

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

As a part of the implementation of an automated system for spare parts and supply inventories initiated in fiscal 2003 and completed in fiscal 2004, the Company changed its level of item cost requiring inclusion in inventory. The change resulted in the capitalization, as acquired, of an approximate additional $4.6 million and $2.9 million into spare parts and supply inventory as of June 28, 2003 and June 26, 2004, respectively.

(3) Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	June 28, 2003	June 26, 2004
Land and land improvements	$32,222	32,105
Buildings	215,845	213,598
Machinery and equipment	435,197	436,807
Construction in progress	1,845	13,726

	685,109	696,236
Less accumulated depreciation	458,204	464,579

	$226,905	231,657

The Company announced the closing of a poultry processing facility on September 3, 2003 and wrote down the carrying value of the related assets by $2.5 million to the expected sales price less anticipated costs of disposal. Additional charges of $1 million were also taken in the first quarter of fiscal 2004, primarily related to employee severance amounts, which were paid during the three months ended December 27, 2003. No significant additional charges were taken in the third or fourth quarters of fiscal 2004.

Depreciation and amortization included in cost of goods sold in the accompanying consolidated statements of operations were $36.6 million, $34.8 and $33.7 million for the years ended June 29, 2002, June 28, 2003 and June 26, 2004, respectively.

(4) Notes Payable and Long-Term Debt

The Company’s long-term debt includes the Series B Senior Exchange Notes and the Series C Senior Exchange Notes with an insurance company and term loans with an agricultural credit bank. The interest rates on these notes are adjusted quarterly using variable rates based on the Company’s financial condition. As of June 28, 2003, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 12% and 12.25%, respectively. As of June 26, 2004, interest rates on the Series B Senior Exchange Notes and the Series C Senior Exchange Notes were 11.25% and 11.50%, respectively.

At July 1, 2001, the Company’s loan agreements included a $240 million Senior Secured Credit Facility with a group of financial institutions that includes a $100 million 364-day revolving line of credit, a $95 million two-year term loan, and a $45 million five-year term loan. The interest rates on the 364-day and two-year term facilities ranged from 2.25% to 3% over LIBOR, adjusted quarterly based on the Association’s financial condition. The interest rate on the five-year term loan was fixed at 10.57%.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2002, the Company refinanced and extended the Senior Secured Credit Facility to include a $110 million Revolving Credit Facility maturing November 2004 and a $95 million Term Loan maturing November 2005. The interest rates on the facility ranged from 1.50% to 2.25% over LIBOR, adjusted quarterly based on the Association’s financial condition. Other terms and conditions were essentially unchanged. The terms and conditions on the $45 million five-year term loan due November 2005 were also unchanged.

In connection with the dissolution of the pecan marketing and processing partnership in January 2003 and the repayment of the partnership’s line of credit, the Association obtained a $10 million term loan from an agricultural credit bank. The term note bears interest at LIBOR plus 3.5%.

In February 2003, the Company amended its Senior Secured Credit Facility and arranged a Temporary Revolving Credit Facility to provide up to $35 million of incremental liquidity. The Temporary Revolving Credit Facility matured on September 30, 2003 with no amounts outstanding under the Temporary Facility during fiscal 2004. The interest rates on the Senior Secured Credit Facility were also changed in February 2003 to a range of 2% to 4% over LIBOR, adjusted quarterly based on the Association’s financial condition.

In March 2004, the Company issued the senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933 in the principal amount of $200 million. The stated interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of the discount of $3.0 million in the accompanying consolidated balance sheet at June 26, 2004. The discount amount is being amortized to interest expense over the ten-year term of the senior notes under the interest method yielding an effective interest rate of approximately 10.50%. The Company has filed a registration statement on Form S-4 to exchange the senior notes for identical registered notes.

Net proceeds from the sale of the senior notes after the discount, underwriting fee and other expenses were $191.2 million. From the proceeds, $145.5 million was used to repay the $95 million term loan under the Senior Secured Credit Facility, the $45 million term loan due to an insurance company and a prepayment penalty of $5.5 million on the term loan due to the insurance company. The prepayment penalty of $5.5 million and the write off of unamortized loan fees of $.9 million are included in interest expense in the accompanying consolidated statement of operations for the year ended June 26, 2004. The remaining proceeds after other expenses were approximately $44.7 million and will be used to fund capital expenditures, operations, working capital needs and future debt service obligations. The fees and expenses of the offering of approximately $5.4 million will be amortized over the ten-year term of the senior notes under the interest method and included in interest expense.

Concurrent with the issuance of the senior notes, the Company amended its Senior Secured Credit Facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three years. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

The Association’s senior notes, senior secured credit facilities and term loans with an agricultural credit bank are secured by substantially all of the Association’s inventories, receivables, and property, plant and equipment.

Interest left on deposit represents amounts of interest payable, which at the option of the holders of various classes of certificates, is left on deposit with Gold Kist. Additional interest on these amounts accrues at the same rates as the related certificates. Certificates are redeemable at the request of the holder, subject to an interest penalty and other limitations.

The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. The agreements also include other financial covenants. At June 26, 2004, the Association was in compliance with all loan covenants.

As of August 20, 2004, Gold Kist had $99.9 million available under its Senior Secured Credit Facility.

Notes payable and long-term debt is summarized as follows:

	June 28, 2003	June 26, 2004
Senior notes, due 2014	$—	197,016
Series B senior exchange notes, due in annual installments of $2,728 with interest payable quarterly	24,546	21,818
Series C senior exchange notes, due in annual installments of $2,272 with interest payable quarterly	20,454	18,182
Senior secured note payable to an insurance company	45,000	—
Term loan agreements with financial institutions (weighted average rate of 4.32% at June 28, 2003)	95,000	—
Revolving credit facility (weighted average interest rate of 4.27% at June 28, 2003)	83,000	—
Term loan agreement with agricultural credit bank, due in semi-annual installments of $1,785 with interest payable monthly (interest rate of 9.41% at June 28, 2003 and 9.16% at June 26, 2004)	35,720	30,365
Term loan agreement with agricultural credit bank, due in quarterly installments of $400 on December 31, 2003 and $600 thereafter with interest payable monthly (weighted average interest rate of 4.85% at June 28, 2003 and 4.67% at June 26, 2004)	10,000	9,000
Subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years, unsecured (weighted average interest rate of 8.02% at June 28, 2003 and 8.14% at June 26, 2004)	23,006	17,764
Tax exempt industrial revenue bond due July 2015 with variable interest rate (1.1% at June 28, 2003 and .9% at June 26, 2004)	7,500	7,500
Mortgage loans, due in monthly installments to January 2010, secured by an office building (weighted average interest rate of 5.77%)	1,947	2,476

	346,173	304,121
Less current maturities	22,162	21,167

	$324,011	282,954

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Annual required principal repayments on notes payable and long-term debt for the five years subsequent to June 26, 2004 are as follows:

Fiscal year:
2005	$21,167
2006	12,921
2007	13,011
2008	13,455
2009	11,377

Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the Series B and Series C senior exchange notes at June 28, 2003 and June 26, 2004 was approximately $47.5 million and $43.5 million, respectively. The estimated fair value of the term loans with the agricultural credit bank at June 28, 2003 and June 26, 2004 was approximately $43.2 million and $39.2 million, respectively, and the estimated fair value of the senior notes due 2014 was $219.0 million at June 26, 2004.

(5) Leases and Other Commitments

Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense from continuing operations for fiscal 2002, 2003 and 2004 was $24.2 million, $27.4 million and $24.5 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at the end of 2004 are as follows:

Fiscal year:
2005	$14,786
2006	11,226
2007	9,390
2008	7,597
2009	5,895
Thereafter	1,963

$50,857

Gold Kist contracts with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the Company expects the grow out activity to continue through the periods covered by the grower contracts. Annual grower pay averages approximately $240.0 million per year with the actual amounts determined by relative performance and other factors.

(6) Patrons’ and Other Equity

Gold Kist’s Articles of Incorporation provide for a class of common stock and a class of preferred stock pursuant to the provisions of the Georgia Cooperative Marketing Act. Each member is allocated one share of common stock, $1.00 par value. The common shares are not marketable or transferable and no dividends will be declared on these common shares. No preferred stock has been issued by Gold Kist.

Patronage reserves represent undistributed member margins allocated as either qualified or nonqualified notified equity, less income taxes paid on undistributed nonqualified equity. Qualified notified equity is

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

deductible for income tax purposes when allocated; whereas, nonqualified notified equity is deductible upon redemption. The redemption of qualified and nonqualified notified equity is subject to the discretion of the Board of Directors.

Retained earnings include a “set-aside” allocation of member margins with the amount based on financial ratios. The “set-aside” allocation of member margins policy was adopted by the Board of Directors and approved by the cooperative membership as a Gold Kist By-Law amendment in April 1996. It was established to set aside permanent reserves out of patronage earnings. The financial ratio used to determine the percentage of the set-aside is the ratio of retained earnings to total assets at fiscal year-end. The set-aside amounts are not restricted earnings. The amount of the set-aside for the fiscal years ended June 29, 2002 and June 26, 2004 was $2.7 million and $10.4 million, respectively. Due to the net loss, there was not a patronage refund or set-aside in fiscal 2003. In addition, retained earnings include the cumulative net margins (losses) resulting from nonmember and nonpatronage transactions, including noncooperative subsidiaries, and losses from patronage operations. Also included are amounts related to the early redemption of notified equity, representing the difference between the face value and the discounted redemption amounts.

Following the completion of the proposed initial public offering, and as a consequence of the proposed conversion of Gold Kist from a cooperative marketing association to a for profit corporation, all members’ and former member equity holders’ patronage equity will be redeemed for cash, exchanged for common stock of the proposed successor entity of the Company or both.

(7) Income Taxes

Total income tax expense (benefit) was allocated as follows:

	2002	2003	2004
Margins (loss) from continuing operations	$22,055	(17,307)	41,817
Discontinued operations	(7,293)	—	—
Patrons’ and other equity – accumulated comprehensive income (loss):
Unrealized gain on marketable equity security	(4,745)	—	—
Pension liability adjustment	(36)	(24,599)	(581)

	$9,981	(41,906)	41,236

The provisions for income tax expense (benefit), principally Federal, related to margins (loss) from continuing operations consist of the following:

	2002	2003	2004
Current expense (benefit)	$8,043	(2,457)	13,121
Deferred expense (benefit)	14,012	(14,850)	28,696

	$22,055	(17,307)	41,817

Gold Kist’s combined federal and state effective tax rate from continuing operations for 2002, 2003 and 2004 was 32%, 25% and 27%, respectively. A reconciliation of income tax expense (benefit) allocated to margins (loss) from continuing operations computed by applying the Federal corporate income tax rate of 35% in

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

2002, 2003 and 2004 to margins (loss) from continuing operations before income taxes for the applicable year follows:

	2002	2003	2004
Computed expected income tax expense (benefit)	$24,389	(24,066)	53,449
Differences resulting from:
Cash portion of nonqualified patronage refund	(580)	—	(2,063)
Change in deferred tax valuation allowance	9	10,331	(10,301)
Effect of state income taxes, net of Federal effect	146	656	15
Dividends received deduction	(505)	—	—
Nonqualified equity redemptions	(1,222)	(1,644)	(1,092)
Employment credits	(287)	(312)	(404)
Other, net	105	(2,272)	2,213

	$22,055	(17,307)	41,817

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 28, 2003 and June 26, 2004 are as follows:

	2003	2004
Deferred tax assets:
Postretirement benefits	$29,056	29,093
Federal tax operating loss carryforward	21,018	—
Insurance accruals	9,007	11,905
Inventories	105	4,961
Federal alternative minimum tax carryforward	3,145	—
General business credit carryforward	2,558	—
Allowance for doubtful accounts	4,675	1,469
State tax operating loss carryforwards	5,128	2,599
Unrealized loss on investment	14,835	—
Other assets	4,599	4,599
Other	4,629	1,708

Total gross deferred tax assets	98,755	56,334
Less valuation allowance	(10,730)	(429)

Total net deferred tax assets	88,025	55,905

Deferred tax liabilities:
Accelerated depreciation	(7,477)	(4,997)
Deferred compensation	(10,456)	(10,366)

Total deferred tax liabilities	(17,933)	(15,363)

Net deferred tax assets	$70,092	40,542

The net change in the total valuation allowance for 2002, 2003 and 2004 was an increase (decrease) of $9, $10,331 and $(10,301), respectively. In June 2004, the Company abandoned its entire interest in an investment in another cooperative and recognized an ordinary loss deduction in the amount of its tax basis of $98.6 million. An $8.4 million valuation allowance on the deferred tax asset related to previous write downs of this investment was

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

reversed in June 2004. The Company’s management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

(8) Employee Benefits

Pension Plans

Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees and directors (participants). The plan provisions covering the salaried participants provide pension benefits that are based on the employees’ compensation during the years before retirement or other termination of employment. The plan provisions covering the hourly participants provide pension benefits that are based on years of service. Gold Kist’s funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and U.S. Government and Agency obligations.

Effective January 1, 2004, the Association’s qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced and other changes were made. The pension benefits earned by employees through calendar 2003 were unchanged.

The Association recognized $10.3 million of pension settlement expense in the year ended June 26, 2004. The settlement expense resulted from lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

Medical and Life Insurance Plans

In October 2002, the Association substantially curtailed its postretirement life insurance plans and in April 2003, the Association substantially curtailed its postretirement medical plan for existing retirees. Retired employees eligible under the plan between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. Curtailment gains of $20.3 million are reflected in the accompanying consolidated statement of operations for the year ended June 28, 2003 with the accompanying reduction in the accrued postretirement benefit liability in the accompanying consolidated balance sheet at June 28, 2003.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

The following table sets forth the plans’ change in benefit obligation, change in plan assets and economic assumptions for the years ended June 28, 2003 and June 26, 2004. The measurement date for these plans is March 31.

	Pension Benefits		Medical & Life Insurance Benefits
	2003	2004	2003	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$139,172	170,354	$41,839	5,260
Service cost	5,521	6,000	64	—
Interest cost	10,193	10,446	2,746	312
Actuarial losses	24,582	17,023	1,769	767
Benefits paid (other than settlements)	(10,336)	(4,841)	(3,375)	(2,229)
Plan amendments	1,222	(7,286)	(37,783)	—
Settlements	—	(22,018)	—	—

Benefit obligation at end of year	170,354	169,678	5,260	4,110

Change in plan assets:
Fair value of plan assets at beginning of year	140,947	108,003	—	—
Actual return (loss) on plan assets	(23,333)	24,011	—	—
Contributions by employer	725	1,632	3,375	2,229
Benefits paid (other than settlements)	(10,336)	(4,841)	(3,375)	(2,229)
Settlements	—	(22,018)	—	—

Fair value of plan assets at end of year	108,003	106,787	—	—

Funded status	(62,351)	(62,891)	(5,260)	(4,110)
Unrecognized transition asset	(240)	—	—	—
Unrecognized prior service cost (gain)	11,502	2,730	(33,600)	(23,253)
Unrecognized actuarial loss	86,580	80,573	26,177	18,590
Contributions after the measurement date	994	249	855	247

Net amount recognized	$36,485	20,661	$(11,828)	(8,526)

Prepaid benefit cost	$—	—	$—	—
Accrued benefit liability	(44,487)	(53,826)	(11,828)	(8,526)
Intangible asset	11,633	3,593	—	—
Accumulated other comprehensive loss	69,339	70,894	—	—

Net amount recognized	$36,485	20,661	(11,828)	(8,526)

Less current portion			1,709	987

			$(10,119)	(7,539)

Accumulated benefit obligation	$153,484	160,862	$—	—

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of increase in compensation levels	4.01%	4.01%	4.01%	—

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 28, 2003 was 9.5%, declining ratably to 5% by the year 2012 and remaining at that level thereafter. The health care cost trend rate used to determine the medical and life insurance benefit obligation at June 26, 2004 was 9.5%, declining ratably to 5% by the year 2013 and remaining at that level thereafter. A 1% increase in the health care cost trend rate would increase the medical and life insurance benefit obligation as of June 26, 2004 by $22. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance benefit obligation as of June 26, 2004 by $21.

	Pension Benefits			Medical & Life Insurance Benefits
	2002	2003	2004	2002	2003	2004
Components of net periodic benefit cost (income):
Service cost	$5,154	5,521	6,000	$134	64	—
Interest cost	9,679	10,193	10,446	1,785	2,746	312
Estimated return on plan assets	(15,002)	(15,290)	(13,429)	—	—	—
Amortization of transition asset	(896)	(896)	(235)	—	—	—
Amortization of prior service cost (gain)	2,000	1,757	1,486	(1,799)	(1,609)	(10,347)
Amortization of net loss	317	367	2,155	338	1,432	8,354

	1,252	1,652	6,423	458	2,633	(1,681)
Curtailments	—	—	—	—	(20,257)	—
Settlements	1,100	—	10,288	—	—	—

Net periodic benefit cost (income) after settlements and curtailment	$2,352	1,652	16,711	$458	(17,624)	(1,681)

Weighted-average assumptions used to determine benefit cost:
Discount rate	7.50%	7.50%	6.50%	7.50%	7.50%	6.50%
Rate of increase in compensation levels	5.01%	5.01%	4.01%	5.01%	5.01%	—
Expected return on plan assets	9.50%	9.50%	9.00%	—	—	—

To determine the expected long-term rate of return on plan assets, historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns, taking into account the target asset class allocations of the plan. The expected long-term rate of return assumption that will be used to determine pension expense for fiscal 2005 is 8.25%.

A 1% increase in the health care cost trend rate would increase the medical and life insurance service and interest cost components for 2004 by $3. A 1% decrease in the health care cost trend rate would decrease the medical and life insurance service and interest cost components for 2004 by $3.

Eligible employees participate in the Gold Kist 401(k) plan. During 2002, 2003 and 2004, the Company contributed approximately $1.4 million, $1.7 million and $1.6 million, respectively, to the 401(k) plan to partially match employee contributions.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

The increase in the minimum pension liability included in “Accumulated other comprehensive income (loss)” for 2003 and 2004 was as follows:

	Pension Benefits		Medical & Life Insurance Benefits
	2003	2004	2003	2004
Increase in minimum pension liability included in other comprehensive income (loss)	$65,878	1,555	—	—

Pension plan asset allocations as of the March 31, 2003 and March 31, 2004 measurement dates, were as follows:

	Percentage of Plan Assets as of March 31
	2003	2004
Asset category:
Domestic Large Cap Equity	38.8%	40.3%
Domestic Small Cap Equity	8.1%	15.2%
International Equity	10.1%	14.7%
Domestic Fixed Income	43.0%	29.8%

Total	100.0%	100.0%

The Company has developed guidelines for pension plan asset allocations. As of the March 31, 2004 measurement date, the target percentages were as follows:

	Pension Investment Policy Guidelines as of March 31, 2004
	Minimum	Maximum
Asset category:
Domestic Large Cap Equity	38%	45%
Domestic Small Cap Equity	13%	18%
International Equity	13%	18%
Domestic Fixed Income	27%	32%

The Company’s Pension Committee reviews its investment strategy on at least an annual basis.

The investment goal of the pension plan assets is to generate an above benchmark return on a diversified portfolio of common stocks, fixed income investments and cash equivalents, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and lump sum and annuity payments to future retirees. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Pension assets do not include any Gold Kist certificates of interest or senior notes.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

The expected benefit payments for the Company’s pension and postretirement plans for the fiscal years indicated are as follows:

Expected Benefit Payments for fiscal year:	Pension	Other Postretirement Benefits
2005	$11,560	754
2006	11,460	708
2007	11,660	592
2008	12,217	461
2009	12,563	291
2010-2014	66,156	995

Total	$125,616	3,801

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at March 31, 2004 and include estimated future employee service.

The Company made a cash contribution of $15.0 million to the pension plan in August 2004.

In connection with the proposed conversion of the Company into a for profit corporation and the filing for an initial public offering, the Company, as sole stockholder of Gold Kist Holdings Inc. approved the Gold Kist Holdings Inc. Long-Term Incentive Plan. At the discretion of the compensation, nominating and corporate governance committee, which administers the plan, employees, consultants and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock based awards. Awards under the plan may be granted singly, in combination, or in tandem.

The Company’s Board of Directors has approved the grant of restricted stock upon the closing of the proposed offering. Total grants are expected to have a fair value at the date of grant of approximately $7.5 million. The restricted stock would vest on the third anniversary of the date of grant and the Company will recognize the fair value of the restricted stock granted as compensation expense in its statements of operations over the vesting period.

(9) Contingent Liabilities

In August 1999, the State Court of Fulton County, Georgia entered a judgment against Golden Peanut Company (Golden Peanut), a former affiliated company, and in favor of a peanut farming company that alleged it had been underpaid for its 1990 crop. Gold Kist was contingently liable through a Litigation Sharing and Indemnification Agreement with Golden Peanut for its share of any costs related to this litigation. In March 2001, the Georgia Court of Appeals reversed this judgment and ordered a new trial. In November 2002, Golden Peanut reached a settlement on this litigation and Gold Kist’s share of $4.1 million was paid in December 2002. The amount is included in other deductions in the accompanying consolidated statement of operations for the year ended June 28, 2003.

Four female employees of the Company’s Corporate Office Information Services (I/S) Department filed an EEOC sex discrimination suit against the Company in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC has issued “Right to Sue” letters to the four complainants in these claims, meaning that the EEOC will not sue or participate in a suit against the Company on behalf of the parties in these actions nor will it pursue a systemic discrimination charge in this matter. The action provides that the individuals

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

could then pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The Company intends to defend the litigation vigorously.

The Company has been named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama alleging that the Company’s production contracts with its member-growers constitute unfair practices or arrangements that have permitted the Company to manipulate the prices of live poultry and have damaged independent live poultry producers in violation of the Federal Packers and Stockyards Act of 1921. The Company believes that the substantive and class claims alleged in this lawsuit are without merit. The plantiff’s claims are premised on the existence of a significant market for live poultry that does not exist within the vertically integrated structure of the U.S poultry industry. Further, the Company is a farmers’ cooperative, and the Company believes that the plaintiff, who is a member of the cooperative, is obligated to arbitrate any disputes with the Company on an individual basis and also otherwise lacks standing to bring the claims in question. For these and other reasons, the Company intends to defend the suit vigorously and believes that this lawsuit will not have a material adverse effect on the Company.

On June 25, 2004, one member and six former members of Gold Kist filed a purported class action lawsuit against the Company, its chief executive officer and the members of Gold Kist’s Board of Directors in the Superior Court of DeKalb County, Georgia. The complaint has been amended three times since the initial filing. The lawsuit seeks to enjoin the proposed vote of the Company’s members on the approval of the merger of Gold Kist into Gold Kist Holdings Inc., alleging that such merger, which would result in the conversion of Gold Kist from a cooperative marketing association to a for profit corporation, violates provisions of the Georgia Non-Profit Corporation Code and/or violates provisions of the Company’s By-Laws. The lawsuit also seeks a declaratory judgment that the conversion does not comply with the Company’s By-Laws; that the conversion does not comply with Georgia law; and that proceeds of a conversion be distributed to current and former member equity holders in proportion to their equity. The lawsuit finally alleges that Gold Kist’s chief executive officer and each member of Gold Kist’s Board of Directors breached their fiduciary duty by approving the plan of conversion and this offering. On September 2, 2004, an order for summary judgment was entered in favor of all of the defendants, and the plaintiffs have agreed not to pursue an appeal.

Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist and are not material in amount.

(10) Investments

(a) Capital Trust and Preferred Securities

In October 1998, the Association completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc. (SSC). In connection with the transaction, the Association purchased from SSC $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities for $98.6 million in October 1999. The securities, with interest/dividends payable quarterly, carried a combined weighted average interest/dividend rate of

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

8.55% for the year ended June 29, 2002. No dividends from the cumulative preferred securities have been received since the quarterly payment received in January 2002.

In October 2002, SSC notified the Association that, pursuant to the provisions of the indenture under which the Association purchased the capital trust securities, SSC would defer the capital trust securities quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, the Association reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against the loss from continuing operations for the year ended June 28, 2003. The carrying value of the SSC securities was $57.3 million at June 28, 2003. The securities were classified as noncurrent assets—investments in the accompanying consolidated balance sheets at June 28, 2003.

As of December 31, 2003, SSC’s total stockholders’ and patrons’ equity fell below the Company’s carrying value of the preferred stock investment, which the Company believed was a triggering event indicating impairment. In the second quarter of fiscal 2004, the Company recorded an “other-than-temporary” impairment charge of $18.5 million included in other deductions.

In June 2004, the Company notified SSC that it was abandoning the investment and returning the securities. As a result of the abandonment, the remaining investment balance of $38.8 million was written off and reflected as an other deduction in the consolidated statement of operations for the year ended June 26, 2004.

(b) Marketable Equity Security

During the quarter ended December 29, 2001, the Association sold its marketable equity security, its investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $64.6 million and a gain before income taxes of $15.6 million. The gain is reflected as other income in the consolidated statement of operations for the year ended June 29, 2002.

(11) Discontinued Operations – Pecan Processing and Marketing Partnership

Gold Kist held a 25% equity interest and 35% earnings (loss) participation in a pecan processing and marketing partnership. Gold Kist and the parent corporation of the other general partner were each guarantors of up to $60 million under a secured line of credit agreement between an agricultural credit bank and the partnership.

Effective in June 2002, Gold Kist adopted a plan to withdraw from the partnership and discontinue its participation in the operations of the affiliate during 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the accompanying 2002 consolidated statements of operations and cash flows.

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

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

(12) Supplemental Combining Condensed Financial Statements

In March 2004, the Company issued senior notes in a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The senior notes were issued at a price of 98.47%. Net proceeds from the sale were $191.2 million.

The Company’s senior notes, due 2014 are jointly and severally guaranteed by the Company’s domestic subsidiaries, which are 100% owned by Gold Kist Inc. (the “Parent”), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

The following is the supplemental combining condensed balance sheets as of June 28, 2003 and June 26, 2004, the supplemental combining condensed statements of operations for the years ended June 29, 2002, June 28, 2003 and June 26, 2004 and the supplemental combining condensed statements of cash flows for the years ended June 29, 2002, June 28, 2003 and June 26, 2004. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Balance Sheet:

	As of June 28, 2003
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,353	164	2,509		11,026
Receivables, net	102,203	16,725	15,162	(29,391)	104,699
Inventories	196,630	98	—		196,728
Deferred income taxes and other current assets	45,137	1,668	16,565		63,370

Total current assets	352,323	18,655	34,236	(29,391)	375,823
Investments	86,237	—	—	(19,432)	66,805
Property, plant and equipment, net	226,571	334	—		226,905
Deferred income taxes and other assets	70,155	14,511	7,848		92,514

	$735,286	33,500	42,084	(48,823)	762,047

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$22,162	—	—		22,162
Accounts payable	75,837	16,835	—	(29,391)	63,281
Accrued compensation and related expenses	31,871	4	—		31,875
Interest left on deposit	8,495	—	—		8,495
Other current liabilities	24,045	28	15,710		39,783

Total current liabilities	162,410	16,867	15,710	(29,391)	165,596
Long-term debt, less current maturities	324,011	—	—		324,011
Accrued pension costs	44,487	—	—		44,487
Accrued postretirement benefit costs	10,119	—	—		10,119
Other liabilities	10,362	326	23,249		33,937

Total liabilities	551,389	17,193	38,959	(29,391)	578,150

Patrons’ and other equity	183,897	16,307	3,125	(19,432)	183,897

	$735,286	33,500	42,084	(48,823)	762,047

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Balance Sheet:

	As of June 26, 2004
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,035	135	2,529		136,699
Receivables, net	135,939	8,297	25,109	(31,691)	137,654
Inventories	232,509	396	—		232,905
Deferred income taxes and other current assets	32,509	(351)	19,888		52,046

Total current assets	534,992	8,477	47,526	(31,691)	559,304
Investments	33,822	—	—	(21,062)	12,760
Property, plant and equipment, net	231,368	289	—		231,657
Deferred income taxes and other assets	63,419	9,585	9,132		82,136

	$863,601	18,351	56,658	(52,753)	885,857

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$21,167	—	—		21,167
Accounts payable	106,728	255	—	(31,691)	75,292
Accrued compensation and related expenses	52,059	15	—		52,074
Interest left on deposit	7,687	—	—		7,687
Other current liabilities	35,036	10	22,793		57,839

Total current liabilities	222,677	280	22,793	(31,691)	214,059
Long-term debt, less current maturities	282,954	—	—		282,954
Accrued pension costs	53,825	—	—		53,825
Accrued postretirement benefit costs	7,539	—	—		7,539
Other liabilities	11,991	325	30,549		42,865

Total liabilities	578,986	605	53,342	(31,691)	601,242

Patrons’ and other equity	284,615	17,746	3,316	(21,062)	284,615

	$863,601	18,351	56,658	(52,753)	885,857

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Statement of Operations:

	For the year ended June 29, 2002
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales volume	$1,845,743	4,223	13,862	—	1,863,828
Cost of sales	1,688,972	3,390	14,220	—	1,706,582

Gross margins (loss)	156,771	833	(358)	—	157,246
Distribution, administrative and general expenses	84,757	2,658	71	—	87,486

Net operating margins (loss)	72,014	(1,825)	(429)	—	69,760
Interest, income taxes and other, net	(37,928)	29,114	452	(13,769)	(22,131)

Margins from continuing operations	34,086	27,289	23	(13,769)	47,629
Discontinued operations – net of income tax benefit	—	(13,543)	—	—	(13,543)

Net margins	$34,086	13,746	23	(13,769)	34,086

Statement of Operations:

	For the year ended June 28, 2003
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales volume	$1,850,474	2,211	11,581	(9,140)	1,855,126
Cost of sales	1,808,691	2,208	11,347	(9,140)	1,813,106

Gross margins	41,783	3	234	—	42,020
Distribution, administrative and general expenses	79,919	1,860	80	—	81,859
Benefit plans curtailment gains	20,257	—	—	—	20,257

Net operating margins (loss)	(17,879)	(1,857)	154	—	(19,582)
Interest, income taxes and other, net	(33,573)	1,458	448	(203)	(31,870)

Net margins (loss)	$(51,452)	(399)	602	(203)	(51,452)

Statement of Operations:

	For the year ended June 26, 2004
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales volume	$2,258,515	2,857	15,763	(16,407)	2,260,728
Cost of sales	1,896,024	2,708	17,070	(16,407)	1,899,395

Gross margins (loss)	362,491	149	(1,307)	—	361,333
Distribution, administrative and general expenses	107,444	1,248	80	—	108,772
Pension settlement (expense)	(10,288)	—	—	—	(10,288)

Net operating margins (loss)	244,759	(1,099)	(1,387)	—	242,273
Interest, income taxes and other, net	(133,865)	2,537	1,578	(1,629)	(131,379)

Net margins	$110,894	1,438	191	(1,629)	110,894

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Statement of Cash Flows:

	For the year ended June 29, 2002
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$129,418	(61,669)	251	—	68,000
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(38,884)	(15)	—	—	(38,899)
Proceeds from disposal of investments	30,951	59,940	—	—	90,891
Other	(8,453)	1,690	—	—	(6,763)

Net cash provided by (used in) investing activities	(16,386)	61,615	—	—	45,229

Cash flows from financing activities:
Short-term debt repayments, net	(88,220)	—	—	—	(88,220)
Proceeds from long-term debt	95,000	—	—	—	95,000
Principal repayments of long-term debt	(117,928)	—	—	—	(117,928)
Patronage refunds and other equity paid in cash	(4,423)	—	—	—	(4,423)

Net cash used in financing activities	(115,571)	—	—	—	(115,571)

Net change in cash and cash equivalents	(2,539)	(54)	251	—	(2,342)
Cash and cash equivalents at beginning of year	10,752	587	—	—	11,339

Cash and cash equivalents at end of year	$8,213	533	251	—	8,997

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar Amounts in Thousands)

Statement of Cash Flows:

	For the year ended June 28, 2003
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(35,413)	(877)	2,258	—	(34,032)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(34,643)	(8)	—	—	(34,651)
Proceeds from employee life insurance policy surrenders	7,537	—	—	—	7,537
Other	(1,685)	516	—	—	(1,169)

Net cash provided by (used in) investing activities	(28,791)	508	—	—	(28,283)

Cash flows from financing activities:
Short-term debt repayments, net	(10,000)	—	—	—	(10,000)
Proceeds from long-term debt	202,920	—	—	—	202,920
Principal repayments of long-term debt	(123,017)	—	—	—	(123,017)
Payments of capitalized financing costs	(3,007)	—	—	—	(3,007)
Patronage refunds and other equity paid in cash	(7,601)	—	—	—	(7,601)
Proceeds from employee life insurance policy borrowings	5,049	—	—	—	5,049

Net cash provided by financing activities	64,344	—	—	—	64,344

Net change in cash and cash equivalents	140	(369)	2,258	—	2,029
Cash and cash equivalents at beginning of year	8,213	533	251	—	8,997

Cash and cash equivalents at end of year	$8,353	164	2,509	—	11,026

Statement of Cash Flows:

	For the year ended June 26, 2004
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$227,058	(5,114)	20	—	221,964
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(42,206)	(4)	—	—	(42,210)
Other	(3,725)	5,089	—	—	1,364

Net cash provided by (used in) investing activities	(45,931)	5,085	—	—	(40,846)

Cash flows from financing activities:
Proceeds from long-term debt	196,940	—	—	—	196,940
Principal repayments of long-term debt	(240,485)	—	—	—	(240,485)
Payments of capitalized financing costs	(7,965)	—	—	—	(7,965)
Patronage refunds and other equity paid in cash	(3,935)	—	—	—	(3,935)

Net cash used in financing activities	(55,445)	—	—	—	(55,445)

Net change in cash and cash equivalents	125,682	(29)	20	—	125,673
Cash and cash equivalents at beginning of year	8,353	164	2,509	—	11,026

Cash and cash equivalents at end of year	$134,035	135	2,529	—	136,699

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, these persons concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Gold Kist Inc. (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.	Directors and Executive Officers of the Registrant

MANAGEMENT

The following table sets forth information about the members of our board of directors and members of our senior management. The board of directors elects each member of senior management to serve for terms of one year and until their successors are elected.

Our directors will hold office until the 2004, 2005 or 2006 annual meeting of our members, as indicated below, or until their respective successors have been elected and qualified. Our directors are elected by a majority of our members on a district representation basis. The districts are redrawn from time to time by our board of directors, under provisions of our By-Laws, to provide for equitable representation of members in the territory served by Gold Kist. During the past five years, each of the directors has owned and managed substantial farming operations, producing such agricultural products as peanuts, cotton, soybeans, corn, other grains, peaches, vegetable crops, cattle, poultry and dairy products. While the sizes and types of products produced on, and personnel employed at, each of the director’s farms varies, each director’s business activities have been related primarily to small agribusiness enterprises. There are no family relationships among any of the directors and senior management.

Name	Age as of September 1, 2004	Position
John Bekkers	58	President and Chief Executive Officer
M. A. Stimpert	60	Senior Vice President, Planning and Administration
Stephen O. West	57	Chief Financial Officer, Vice President
J. David Dyson	57	General Counsel, Vice President and Secretary
Jerry L. Stewart	64	Vice President, Marketing and Sales
Donald W. Mabe	50	Vice President, Operations
Marshall Smitherman	61	Vice President, Purchasing
Allen C. Merritt	58	Vice President, Science and Technology
Harry T. McDonald	59	Vice President, Human Resources
Sandra W. Kearney	44	Vice President, Information Services
A. Wayne Lord	58	Vice President, Corporate Relations
Michael I. Naumann	49	Treasurer
W. F. Pohl, Jr.	54	Controller
Christopher D. Fannon	35	Director (District 1)(term expiring 2005)
Billy G. Meeks	42	Director (District 2)(term expiring 2005)
Phil Ogletree, Jr.	71	Director (District 3)(term expiring 2004)
Jeffery A. Henderson	43	Director (District 4)(term expiring 2006)
Fred W. Gretsch, Jr.	38	Director (District 5)(term expiring 2005)
Walter C. Dockery	44	Director (District 6)(term expiring 2004)
Charles Morris	40	Director (District 7)(term expiring 2006)
Douglas A. Reeves	62	Director (District 8)(term expiring 2006)
W. A. Smith	44	Director (District 9)(term expiring 2004)
Dan Smalley	54	Director (District 10)(term expiring 2004)
Dorman Grace	47	Director (District 11)(term expiring 2004)

John Bekkers joined Gold Kist in 1985. Prior to joining Gold Kist, Mr. Bekkers was a management consultant, Gold Kist being one of his clients. Mr. Bekkers’ career with us includes seven years as manager of our Northeast Alabama Poultry Division. In 1994 he was named Executive Vice President and was elected to his present position in 2001. Mr. Bekkers is the past Chairman of the National Chicken Council. A native of the Netherlands, he immigrated to the United States in 1962 and served in the U.S. armed forces in Vietnam. Mr. Bekkers attended college in both the Netherlands and California, and completed the Duke University advanced management program.

Michael A. Stimpert joined Gold Kist in 1974. From 1974 through 1986, his primary responsibilities centered in the Marketing Group of the company. In 1986 Mr. Stimpert moved to Golden Peanut Company, a joint venture of the company with three leading global agricultural companies, and stayed there for nine years, spending the last five years there as the Chairman of its Management Executive Committee. He returned to Gold Kist in 1996, assuming his current role. He holds a MBA from Harvard University. Mr. Stimpert has been active in numerous corporate and civic boards of directors. Mr. Stimpert is a veteran of the U.S. Navy, having also served in Vietnam.

Stephen O. West joined Gold Kist in 1980 after being employed at Georgia Power Company and Atlantic Steel Company. Mr. West was promoted to his current position in 1998, having served as Treasurer for the prior fifteen years. He holds a B.E.E. degree from the Georgia Institute of Technology and masters degrees from Georgia State University. Mr. West is a veteran of the U.S. Navy.

J. David Dyson joined Gold Kist in 1980 and was named General Counsel, Vice President and Corporate Secretary in 1998. Prior to joining Gold Kist, he worked as an assistant state attorney general in Georgia. He served in the U.S. Army Corps of Engineers for two years, including one year in Vietnam. He holds a bachelors degree in business administration from Louisiana Tech University and a JD degree and a LLM in taxation from Emory University.

Jerry L. Stewart joined Gold Kist in 1963 as a trainee after graduating from Jacksonville State University. Since then, Mr. Stewart has held a variety of positions, most of which were in the Poultry Group. In 1981, he was promoted to his current position. Mr. Stewart is responsible for the development, implementation and administration of marketing and sales programs and procedures for the Poultry Group. Mr. Stewart is active in several industry organizations.

Donald W. Mabe joined Gold Kist in 1978 as a hatchery manager in Carrollton, Georgia. In 1992, Mr. Mabe was promoted to President of Carolina Golden Products Company in Sumter, South Carolina, a partnership between Gold Kist and its former publicly-owned subsidiary, Golden Poultry Company. In 1998, Mr. Mabe was promoted to his current responsibilities for the daily operations of Gold Kist’s Poultry Group. Mr. Mabe is a graduate of Emory University.

Marshall Smitherman joined Gold Kist in 1995 as Vice President of the Cotton Division and was elected to his present position as Vice President, Purchasing in 1998. He originally worked for Gold Kist from 1966 to 1988 in soybean and grain operations. From 1988 to 1995, he worked as a grain broker in Atlanta. He holds a bachelors degree in agricultural economics from Auburn University.

Allen C. Merritt joined Gold Kist in 1972 as a process engineer and was manager of technical services in the corporate engineering department for four years. He served in distribution and marketing management positions in the Agri-Services Group for eight years and in 1984 was elected Vice President of the Fertilizer and Chemical Division. In 1998, he was named to the new company position of Vice President, Science and Technology. He holds a BChE, MSChE and PhD from Georgia Institute of Technology.

Harry T. McDonald joined Gold Kist in 1997 as director of management systems. He has more than 30 years of experience in the poultry industry in staff and operating positions including serving as President of Seaboard Farms. He was promoted to Vice President, Human Resources in 2000. He has a bachelors degree in business administration from the University of Montevallo.

Sandra W. Kearney joined Gold Kist in 2001 as Vice President, Information Services. She has more than 20 years of information systems experience. From 1999 until joining Gold Kist in 2001, she served as CEO and Chief Technology Officer for FASTechnologies, Inc., a startup technology company that develops all-in-one phone switches and provides computer consulting services. From 1995 to 1999, she served as Vice President of Information Systems for La Quinta Inns. Before that she held multiple director level positions in General Mills Restaurants’ information services department and was a senior manager in PriceWaterhouse’s management consulting services division. She has a bachelors degree in computer science from Louisiana State University.

A. Wayne Lord returned to Gold Kist in April 2004 as Vice President of Corporate Relations. He began his career in agriculture at Gold Kist in 1979 working in strategic planning, public relations and export management. In the mid-1980s, he moved to Europe where he established and administered one of the American commodity marketing programs. After returning to the United States, he joined Southco Commodities where he served as president from 1989 to 2001. From 2001 to 2003 he was chief development and public relations officer for The Howard School, an independent school in Atlanta. From 2003 until rejoining Gold Kist in 2004, he was on sabbatical. He holds a B.A. degree from Birmingham-Southern College and a Master’s degree and doctorate from Georgetown University. He is a veteran of the U.S. Navy.

W.F. (Chip) Pohl, Jr. joined Gold Kist in 1976 as director of corporate audit. In 1981, he was named Assistant Controller and in 1983, he was elected to his present position as Controller. Prior to joining Gold Kist, he worked for Peat, Marwick, Mitchell and Company. He also served in the U.S. Army Reserve. He is a certified public accountant and has bachelors and masters degrees in accounting from the University of Georgia.

Michael I. Naumann joined Gold Kist in 1984 as a financial analyst and has held various management positions in the finance department. In 1999 he was elected Assistant Treasurer and director of banking and financial analysis, and in 2004 was promoted to his current position of Treasurer. Prior to joining Gold Kist, he worked for Burroughs Corporation. He holds a BA degree in Economics from Wabash College and a MBA in Finance from Georgia State University.

Christopher D. Fannon was elected to our board of directors in 2002 and serves on the Executive, Compensation and Grower Relations Committees. Mr. Fannon served in the U.S. Navy and attended Salt Lake Community College in Salt Lake City, Utah, Antelope Valley College in Lancaster, California, Northeast Alabama College in Powell, Alabama and is currently enrolled at the University of Phoenix. Mr. Fannon is a member of the Alabama Poultry and Egg Association and the Alabama Farmers Federation.

Billy G. Meeks was elected to our board of directors in 2002 and serves on the Grower Relations Committee. Mr. Meeks is a member of the Alabama Farmers Federation, Cullman County and Alabama Cattleman’s Associations, American Angus Association, Alabama Poultry and Egg Association and the Cullman Chamber of Commerce.

Phil Ogletree, Jr. is the senior member of our board of directors, having represented members in District 9 for 24 years. He is a member of the Audit and Compliance Committee.

Jeffery A. Henderson was elected to our board of directors in 2000 and elected Vice-Chairman in 2002. In addition to the board’s Executive and Compensation Committees, he serves on the Grower Relations Committee. Mr. Henderson has been a broiler producer for Gold Kist since 1980.

Fred W. Gretsch, Jr. was elected to our board of directors in 2002 and serves on the Executive, Compensation, and Audit and Compliance Committees. Mr. Gretsch worked for Gold Kist for more than 10 years as a sales representative, quality assurance manager and plant manager and was a plant manager for another processor for three years. Mr. Gretsch is a member of the U.S. Poultry and Egg Association. Mr. Gretsch holds a bachelors degree in agricultural economics from the University of Georgia.

Walter C. Dockery was elected to our board of directors in 2001. Mr. Dockery serves on the board’s Audit and Compliance Committee. Mr. Dockery attended South Georgia College. Mr. Dockery’s farming operations include six broiler houses, 75 brood cows, cotton, peanuts and pecans.

Charles Morris was elected to our board of directors in 2003 and serves on the Grower Relations Committee. Mr. Morris attended Jefferson State Community College in Centerpoint, Alabama, and works off the farm as a service technician for Alltel Corporation.

Douglas A. Reeves was elected to our board of directors in 2000 and was elected chairman of the board of directors in 2002. Mr. Reeves has operated with his brother, J.C. Reeves, Jr., Reeves Brothers Poultry Farms for the past 37 years. Mr. Reeves attended Clemson University and is chairman of the board of the Edisto Electric Cooperative, vice chairman of the Central Electric Cooperative and chairman of the board of the South Carolina Bank and Trust in St. George, South Carolina. Mr. Reeves is a state director of the South Carolina Farm Bureau, director of the South Carolina Farm Bureau Mutual Insurance Company, commissioner of the Dorchester County Soil Conservation District and a past-president of the South Carolina Poultry Federation.

W. A. Smith was elected to our board of directors in 1999 and serves as chairman of the Audit and Compliance Committee. Mr. Smith is a director and past president of the U.S. Canola Association and the Georgia Soybean Association. Mr. Smith is county supervisor for the Flint River Soil and Water Conservation District, a director and audit committee member of the Bank of Early (Georgia), a member of the Georgia Cattlemen’s Association and the National Cattlemen’s Beef Association, and a former director of the U.S. Soybean Board and Georgia Pork Producers Association.

Dan Smalley was appointed to our board of directors in 2003 after previously serving as one of our directors for 18 years and serving as chairman for two years and now serves on the Executive and Compensation Committees. Mr. Smalley is a graduate of Samford University. Mr. Smalley is a member of the Alabama Farmers Federation and is Marshall County president and a past president of the Alabama Poultry and Egg Association, former chairman of Farm Foundation in Chicago, Illinois, chairman of the Alabama 4-H Foundation, chairman of the Alabama Conservation Development Commission, chairman of the Alabama Soil and Water Conservation Foundation and the Bennett Agricultural Roundtable of Farm Foundation.

Dorman Grace was reelected to our board of directors in 2003 and serves on the board’s Audit and Compliance Committee. Mr. Grace is a graduate of Auburn University and has been a Gold Kist member since 1978. Mr. Grace has served on the boards of directors of the Alabama Agriculture and Industries Board, the First South Production Credit Association, the Alabama Poultry and Egg Association, the Alabama Farmers’ Federation and the Walker County Industrial Development Board. Mr. Grace was appointed by the Alabama governor to the Alabama Commission on Environmental Initiatives and served for three years on the Alabama Department of Environmental Management Concentrated Animal Feeding Operations Working Group.

We have adopted a Code of Conduct that applies to all officers and employees. A copy is available for free by writing Secretary, Gold Kist Inc., 244 Perimeter Center Parkway, Atlanta, Georgia 30346. If we make any substantive amendment to the Code of Conduct, or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct, that applies to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on our website at www.goldkist.com. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation received by our chief executive officer and for each of our four other most highly compensated executive officers (collectively, our Named Executive Officers):

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Other Annual Compensation(2)
John Bekkers President and Chief Executive Officer	2004 2003 2002	$733,269 522,115 518,365	514,584 — 170,028	27,077 24,292 23,442	16,250 8,255 8,883

Michael A. Stimpert Senior Vice President, Planning and Administration	2004 2003 2002	310,269 284,000 292,231	295,395 — 85,014	11,546 11,234 12,005	16,138 7,999 9,846

Jerry L. Stewart Vice President, Marketing and Sales	2004 2003 2002	262,577 240,769 246,429	237,566 — 82,777	17,039 16,180 15,127	15,924 8,815 9,004

Donald W. Mabe Vice President, Operations	2004 2003 2002	231,346 210,769 203,731	217,759 — 73,925	10,760 9,976 9,513	15,410 6,172 6,522

Stephen O. West Chief Financial Officer, Vice President	2004 2003 2002	227,888 207,211 200,573	223,794 — 65,365	498 488 522	15,924 7,202 7,979

(1)	The amounts shown for fiscal 2002, fiscal 2003 and fiscal 2004 set forth that portion of interest earned on voluntary salary and bonus deferrals under nonqualified deferred compensation plans above 120% of the applicable federal rate. Other than such amounts, for such periods, no compensation was paid to any of the above named executive officers, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 and 10% of such individual’s salary plus annual bonus.
(2)	The amounts set forth include the following amounts that were contributed by the Company for fiscal 2002, fiscal 2003 and fiscal 2004 on behalf of the named executive officers pursuant to the Company’s Enhanced Defined Contribution Plan, a qualified defined contribution plan: Mr. Bekkers - $5,100, $5,900 and $16,250, respectively; Mr. Stimpert - $5,642, $5,392 and $16,138, respectively; Mr. Stewart - $4,784, $6,184 and $15,924, respectively; Mr. Mabe - $5,337, $5,387 and $15,410, respectively; and Mr. West - $5,340, $5,534 and $15,924, respectively. In addition, the amounts set forth include for fiscal 2002 and fiscal 2003, the following amounts which represent the value of the named executive officer’s benefit from premiums paid by the Company under a split dollar life insurance plan for the named executive officers which was terminated in fiscal 2003: Mr. Bekkers - $3,783 and $2,355, respectively; Mr. Stimpert - $4,204 and $2,607, respectively; Mr. Stewart - $4,220 and $2,631, respectively; Mr. Mabe - $1,185 and $785, respectively; and Mr. West - $2,639 and $1,668, respectively. The Company used the modified premium method in determining the portion of each premium dollar attributable to the named executive officers for fiscal 2002 and the modified premium method prorated to plan termination for fiscal 2003. The Company recovered the cost of premium payments from the cash value of the policies when the plan was discontinued in fiscal 2003.

Retirement Plans

Gold Kist maintains a noncontributory defined benefit pension plan, or the Pension Plan, with separate benefit formulas for salaried and hourly employees. The Pension Plan covers substantially all employees who have at least one year of service with Gold Kist, including those employees subject to collective bargaining agreements. Effective as of January 1, 2004, Gold Kist made the following changes to the Pension Plan: (1) the basic pension formula for salaried participants changed from 50% of final average earnings to 45% of final average earnings, however, no change was made in the hourly pension formula; (2) the early retirement subsidy was eliminated prospectively; (3) the lump sum payment option was eliminated with respect to future accrued benefits; and (4) the joint-and-survivor subsidy was eliminated with respect to future accrued benefits. These Pension Plan changes did not reduce the accrued benefits of participants earned as of December 31, 2003. The Pension Plan now provides salaried participants with a pension benefit after thirty (30) years of credited service at age 65, which, when combined with a portion of the participant’s primary Social Security benefit attributable to the employer’s contributions, will equal forty-five percent (45%) of the participant’s average earnings during the period of five years in which the participant had the highest earnings in the last ten years of employment immediately preceding attainment of age 65, or if retired before age 65, in the last ten years immediately preceding early retirement. For hourly employees who work for Gold Kist, or New Gold Kist after the conversion, until age 65, the Pension Plan provides a monthly benefit equal to $11.00 per month for each year of Pension Plan participation payable at age 65. The Pension Plan provides a pre-retirement death benefit for a surviving spouse of a vested, active participant that equals fifty percent (50%) of the deceased participant’s accrued benefit. Accrued benefits under the Pension Plan vest after the employee attains five (5) years of service or age 55. Gold Kist made a tax deductible contribution in the amount of $15.0 million to the pension plan in August 2004.

Estimated annual benefits payable upon retirement at normal retirement age (age 65) to participants in specified years of service and remuneration classifications, before offset of Social Security benefits, are illustrated in the following table:

Estimated Annual Benefits For Years of Service Indicated

Remuneration	10 Years	15 Years	20 Years	25 Years	30 Years or More
$ 30,000	4,500	6,750	9,000	11,250	13,500
100,000	15,000	22,500	30,000	37,500	45,000
150,000	22,500	33,750	45,000	56,250	67,500
200,000	30,000	45,000	60,000	75,000	90,000

For years 2002 and 2003, the maximum annual amount of compensation that could be used for determining an individual’s benefit under a qualified retirement plan was $200,000. For year 2004, the maximum is $205,000.

The Pension Plan covers the compensation in the columns entitled “Salary” and “Bonus” and the contribution to the Enhanced Defined Contribution Plan in the Summary Compensation Table. The credited years of service under the Pension Plan are, as of June 26, 2004, as follows: Mr. Bekkers (19); Mr. Stimpert (30); Mr. Stewart (30); Mr. Mabe (25); and Mr. West (24).

Gold Kist has adopted a Supplemental Executive Retirement Plan, or the SERP, whereby Gold Kist makes supplemental payments following termination of employment to certain employees under a non-qualified deferred compensation plan to make up for any reduction in such employee’s retirement income under the Pension Plan resulting from limitations placed on compensation taken into account and benefits provided under a qualified retirement plan pursuant to Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, or the Code, and salary deferrals to a certain deferred compensation plan. The following table shows the estimated annual benefits payable upon retirement at normal retirement age (age 65) to participants in specified years of service and remuneration classifications, before offset of Social Security benefits and without restrictions imposed by the Code. The amounts shown in the table would be reduced by the amounts payable pursuant to the Pension Plan.

Estimated Annual Benefits For Years of Service Indicated

Remuneration	10 Years	15 Years	20 Years	25 Years	30 Years or More
$100,000	15,000	22,500	30,000	37,500	45,000
150,000	22,500	33,750	45,000	56,250	67,500
200,000	30,000	45,000	60,000	75,000	90,000
250,000	37,500	56,250	75,000	93,750	112,500
350,000	52,500	78,750	105,000	131,250	157,500
500,000	75,000	112,500	150,000	187,500	225,000
750,000	112,500	168,750	225,000	281,250	337,500
850,000	127,500	191,250	255,000	318,750	382,500

Covered compensation, computation of final average earnings and credited service are the same as that set forth in the foregoing description of the Pension Plan.

In addition to the retirement benefits provided above, Gold Kist provides certain key executives with benefits after retirement. These benefits are provided pursuant to Deferred Compensation Agreements and are paid following retirement in an annual amount equal to 25% of the average annual salary for the 10-year period immediately prior to retirement. These benefits may be payable for a 10 or 15-year period following retirement to a former key executive or his designated beneficiary. Estimated annual benefits payable under the Deferred Compensation Agreements would be based upon the following average annual salary of the eligible named executives for the 10-year period ending June 26, 2004: Mr. Bekkers—$377,809; Mr. Stimpert—$230,315; and Mr. Stewart—$202,430.

Executive Agreements

Mr. Bekkers and Mr. Stimpert have each entered into employment agreements with the company for a term of five years. The agreements provide for continuation of salary and medical benefits and bonus eligibility for the executives for the remaining terms of the agreements in the event the executives’ employment with the company is terminated for reasons other than a “for cause” termination or in the event the executives terminate their employment for “good reasons,” including a change in control, as defined in the agreements.

Change in Control Plans

Under the Gold Kist Officers Contingency Plan, the company has entered into identical change in control agreements with each officer, including the five executive officers named in the summary compensation table. Each change in control agreement provides that following a change in control of the company (as defined in the agreements), if the officer’s employment with the company terminates within two years after the change in control (but prior to the officer’s reaching age 65), the officer will be entitled to receive a severance payment calculated by determining the “Base Severance Amount” as follows:

(1) if the officer is age 60 or younger at the time of termination of his employment, the amount equal to the officer’s compensation paid by the company for the five full calendar years ending before the date of the change in control, or

(2) if the officer is older than age 60 at the time of his termination of employment, the amount equal to the officer’s average annual compensation paid by the company for the lesser of five full calendar years and the full calendar years of service with the company ending before the change in control, multiplied by the number of years and fractions thereof remaining until the officer’s 65th birthday.

The Base Severance Amount is to be adjusted for those officers with less than 15 years of service by prorating the Base Severance Amount with the numerator being the number of completed calendar years of service and the denominator being 15. However, the minimum any terminated officer would receive would be one and one-half times the average annual compensation paid by the company for the actual number of full calendar years worked, if less than five, or the annual salary amount for an officer who has worked less than one calendar year. The severance payment will include an additional amount equal to any excise tax under Section 4999 of the Internal Revenue Code incurred by the officer, plus all federal, state and local income taxes incurred by the officer with respect to receipt of the additional amount. Additionally, under such contracts, medical benefits would remain available to current and retired officers on the same basis as is provided at the time of a change in control. The company has agreed to pay all legal fees and expenses incurred by an officer in the pursuit of the rights and benefits provided by the change in control agreements.

The change in control agreements will be amended prior to the closing of the conversion and the proposed public offering as a condition to the grant of restricted stock awards to officers, with the intent that the taxable value of the restricted stock award will neither increase nor decrease the aggregate amount received by the officer in the event of a change in control occurring during the three-year period after the grant date, unless the value of the restricted stock exceeds the amount of the severance payment under the change in control agreement. Specifically, the agreements will be amended to provide that the severance payment will be reduced, but not below zero, by any taxable income recognized by the officer from the vesting of the restricted stock award during the first three years, and that after such three-year period, any taxable income recognized by the officer from the restricted stock award will be ignored for purposes of calculating the severance payment under the change in control agreement.

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

Compensation Committee Interlocks and Insider Participation.    Directors Jeffery A. Henderson, Douglas A. Reeves and W. A. Smith serve as members of our Compensation Committee. See Item 13.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions.

As discussed above in Item 10, our board of directors are members of Gold Kist, the cooperative, and provide agricultural products to us in the ordinary course of business pursuant to a Membership, Marketing and/or Purchasing Agreement that is identical to the agreements that we have entered into with each of our other contract growers. Pursuant to our corporate governance guidelines, management, and not the Board of Directors, is authorized to set the terms upon which we do business with our contract growers. Pursuant to the Georgia Cooperative Marketing Act, the terms of our agreements with these directors are not permitted to differ in any way from the terms that we have with other contract growers. These directors also receive patronage distributions from the cooperative on terms that, as required by law, cannot differ in any way from terms that we have with other contract growers. In the conversion, each of these directors, along with the other members and former member equity holders of Gold Kist, will receive cash and shares of common stock of New Gold Kist.

The following table shows the amount of contract payments and patronage distributions received by the members of the Company’s Board of Directors for fiscal 2004.

Name	Contract Payments	Patronage Distributions
Walter C. Dockery	$232,018	$54,778
Christopher D. Fannon	150,670	36,618
Dorman Grace	207,870	48,658
Fred W. Gretsch, Jr.	341,900	85,263
Jeffery A. Henderson	103,513	26,474
Billy G. Meeks	182,532	42,614
Charles Morris	220,932	55,430
Phil Ogletree, Jr.	—	—
Douglas A. Reeves	221,777	58,547
Dan Smalley	508,356	120,005
W. A. Smith	—	—

Item 14.	Principal Accountant Fees and Services

KPMG LLP serves as the Company’s independent auditors. The aggregate fees billed to the Company for professional accounting services, including the audit of the Company’s annual financial statements by KPMG LLP for the fiscal years ended June 28, 2003 and June 26, 2004 are set forth in the table below.

	2003	2004
Audit Fees	$388,660	$405,000
Audit-Related Fees	16,000	382,925
Tax Fees	7,760	135,490
All Other Fees	0	0

Total	$412,420	$923,415

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees — These are fees for professional services for the audit of the Company’s financial statements and the required review of the Company’s interim financial statements included in the Form 10-Q filings, subsidiary audits, equity investment audits and other procedures to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements.

•	Audit-Related Fees — These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Act. The fees for 2004 principally relate to the Company’s senior note offering and the proposed conversion and offering.

•	Tax Fees — These are fees for all professional services performed by professional staff in our independent auditors’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees — These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Audit Committee Review

Our Audit Committee has reviewed the services rendered and the fees billed by KPMG for the fiscal year ended June 26, 2004. The Audit Committee has determined that the services rendered and the fees billed last year that were not related to the audit of our financial statements are compatible with the independence of KPMG LLP as the Company’s auditors.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditors and all related fees to assure that the provision of such services does not impair the auditors’ independence. Under the Audit Committee policy, the independent auditors are prohibited from performing any non-audit services in contravention of SEC rules. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The Audit Committee chairperson, who is an independent director of the Board of Directors, has the authority to grant pre-approvals for services to be performed by our independent auditors for amounts up to $25,000 per engagement. The chairperson shall report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. In the event that an engagement is anticipated to cost more than $25,000, approval of the Audit Committee by email is an appropriate authorization, with ratification at the next scheduled Audit Committee meeting. For the fiscal year ended June 26, 2004, the Audit Committee approved the Company’s fee arrangement with KPMG LLP prior to the start of the annual audit. All of the fees paid to KPMG LLP for the services described above under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved for the fiscal year ended June 26, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements

The Financial Statements required by this item, together with the report of the independent registered public accounting firm, are filed as part of this report. See Item 8.

(a)2.    Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Gold Kist Inc.:

Under date of August 26, 2004, we reported on the consolidated balance sheets of Gold Kist Inc. and subsidiaries as of June 28, 2003 and June 26, 2004, and the related consolidated statements of operations, patrons’ and other equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 26, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia

August 26, 2004

GOLD KIST INC.

Schedule II – Valuation Reserves and Qualifying Accounts

(Dollar Amounts in Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		Additions
Description	Balance at Beginning Of Period	Charged to Cost and Expenses	Charged To Other Accounts	Deductions		Balance At End Of Period
Deducted in the consolidated balance sheets from the asset to which it applies:

Allowance for doubtful accounts:
June 29, 2002	2,449	581	—	1,836	(A)	1,194
June 28, 2003	1,194	1,030	—	222	(A)	2,002
June 26, 2004	2,002	588	—	1,161	(A)	1,429

(A) Represents accounts written off.

Allowance for deferred tax assets valuation:
June 29, 2002	390	9	—	—		399
June 28, 2003	399	10,331	—	—		10,730
June 26, 2004	10,730	—	—	10,301	(B)	429

(B) Represents reversal of valuation allowance.

(a)(3)    Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of April 22, 1997 among Golden Poultry Company, Inc., Gold Kist Inc., Agri International, Inc. and Golden Poultry Acquisition Corp. (incorporated by reference to Amendment to Schedule 13D filed April 25, 1997).

2.2	Amended and Restated Agreement and Plan of Conversion, dated as of July 23, 2004, between Gold Kist Holdings Inc. and Gold Kist Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-116067).

3.1	Amended and Restated Articles of Incorporation of Gold Kist Inc. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 1993).

3.2	Amended and Restated By-Laws of Gold Kist Inc. (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

4.1	Form of Indenture, dated as of September 1, 1979, governing the terms of the Fifteen Year Subordinated Capital Certificates of Interest (Series B), including therein a table of contents and cross-reference sheet (incorporated by reference to Registration filed on Form S-1—Registration No. 2-69267).

4.2	Form of First Supplemental Indenture, dated as of September 1, 1980, governing the terms of the Fifteen Year Subordinated Capital Certificates of Interest (Series C) (incorporated by reference to Registration filed on Form S-2—Registration No. 2-79538).

4.3	Form of Second Supplemental Indenture, dated as of September 1, 1982, governing the terms of the Fifteen Year Subordinated Capital Certificates of Interest (Series D) (incorporated by reference to Registration filed on Form S-1—Registration No. 2-65587).

4.4	Form of Indenture, dated as of September 1, 1979 governing the terms of the Ten Year Subordinated Capital Certificates of Interest (Series B), including therein a table of contents and cross-reference sheet (incorporated by reference to Registration filed on Form S-1—Registration No. 2-65587).

4.5	Form of First Supplemental Indenture, dated as of September 1, 1980, governing the terms of the Ten Year Subordinated Capital Certificates of Interest (Series C) (incorporated by reference to Registration filed on Form S-1—Registration No. 2-69267).

4.6	Form of Second Supplemental Indenture, dated as of September 1, 1982, governing the terms of the Ten Year Subordinated Capital Certificates of Interest (Series D) (incorporated by reference to Registration filed on Form S-2—Registration No. 2-79538).

4.7	Form of Indenture, dated of September 1, 1985, governing the terms of the Seven Year Subordinated Capital Certificates of Interest (Series A) (incorporated by reference to Registration filed on Form S-2—Registration No. 33-428).

4.8	Agreement to furnish copies of constituent instruments defining the rights of the holders of certain industrial revenue bonds (incorporated by reference to Registration filed on Form S-1—Registration No. 2-59958).

4.9	Registration Rights Agreement, dated as of March 5, 2004, by and among the Company, the Guarantor Subsidiaries and Credit Suisse First Boston LLC, as representative of the several purchasers (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

4.10	Indenture, dated March 10, 2004, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

4.11	Form of 10 1/4% Senior Note due 2014 (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

10.1	Fourth Amendment dated as of March 10, 2004, to Second Consolidated, Amended and Restated Note Agreement with the Gateway Recovery Trust and the Prudential Insurance Company of America (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

Exhibit No.	Description of Exhibit

10.1.1	Second Consolidated, Amended and Restated Note Agreement dated September 27, 2002, with the Gateway Recovery Trust and the Prudential Insurance Company of America (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 28, 2003).

10.1.2	First Amendment dated January 29, 2003 to Second Consolidated, Amended and Restated Note Agreement with the Gateway Recovery Trust and the Prudential Insurance Company of America (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 28, 2003).

10.1.3	Second Amendment dated February 11, 2003 to Second Consolidated, Amended and Restated Note Agreement with the Gateway Recovery Trust and the Prudential Insurance Company of America (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 28, 2003).

10.1.4	Fifth Amendment dated July 16, 2004 to Second Consolidated, Amended and Restated Note Agreement with the Gateway Recovery Trust and the Prudential Insurance Company of America (incorporated by reference from Exhibit 10.1.1 to the Registrant’s Registration Statement on Form S-4 No. 333-116066).

10.2	Fourth Amended and Restated Credit Agreement dated as of March 10, 2004, with various banks and lending institutions, as lenders, and Cooperative Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as agent (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

10.2.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 16, 2004 with various banks and lending institutions, as lenders, and Cooperative Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as agent (incorporated by reference from Exhibit 10.2.1 to the Registrant’s Registration Statement on Form S-4 No. 333-116066).

10.3	Form of Deferred Compensation Agreement between Gold Kist Inc. and certain executive officers (incorporated by reference to Registration filed on Form S-2-Registration No. 2-59958).

10.4	Gold Kist Management Bonus Program (incorporated by reference to Registration filed on Form S-1-Registration No. 2-69267).

10.5	Amended Gold Kist Management Bonus Program (incorporated by reference to Registration filed on Form S-2-Registration No. 2-79538).

10.6	Form of Gold Kist Supplemental Executive Retirement Income nonqualified deferred compensation agreement between Gold Kist and certain executive officers and Resolution of Gold Kist Board of Directors authorizing the Supplemental Executive Retirement Plan (incorporated by reference to Registration filed on Form S-2-Registration No. 33-9007).

10.7	Resolution of Gold Kist Board of Directors authorizing the Gold Kist Special Award Plan (incorporated by reference to Registration filed on Form S-2-Registration No. 33-9007).

10.8	Form of Gold Kist Executive’s Change in Control Agreement between Gold Kist and certain officers and resolution of Gold Kist Board of Directors authorizing the Officers Contingency Plan (incorporated by reference to Registration filed on Form S-2-Registration No. 33-311647).

10.9	Form of Directors Change in Control Agreement between Gold Kist and Directors of Gold Kist (incorporated by reference to Registration filed on Form S-2-Registration No. 33-36938).

10.10	Form of Director Emeritus Life Benefits Agreement (incorporated by reference to Registration filed on Form S-2-Registration No. 33-36938).

10.11	Form of Director Emeritus Agreement for Medical Benefits (incorporated by reference to Registration filed on Form S-2-Registration No. 33-36938).

10.12	Gold Kist Executive Savings Plan, as amended (incorporated by reference to Registration filed on Form S-2-Registration No. 33-36938).

10.13	Gold Kist Director Savings Plan, as amended (incorporated by reference to Registration filed on Form S-2-Registration No. 33-36938).

10.14	Gold Kist Executive Defined Contribution Plan (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended July 1, 2000).

Exhibit No.	Description of Exhibit

10.15	Form of Employment Agreement between Gold Kist and certain officers (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 29, 2002).

10.16	General Partnership Agreement (GC Properties) between Gold Kist Inc. and Cotton States Mutual Insurance Company, dated as of July 1, 1984 (incorporated by reference to Registration Statement on Form S-2, Registration No. 33-428 of Gold Kist Inc.).

10.17	Lease from GC Properties, dated December 11, 1984, for home office building space (incorporated by reference to Registration Statement on Form S-2, Registration No. 33-428 of Gold Kist Inc.).

10.18	Asset Purchase Agreement dated as of July 23, 1998, between Southern States Cooperative, Incorporated and Gold Kist Inc. (incorporated by reference to the Current Report on Form 8-K of Gold Kist Inc., dated as of July 18, 1998).

10.19	Securities Purchase Agreement Dated October 5, 1999, between Gold Kist Inc. and Southern States Cooperative, Incorporated (incorporated by reference to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 30, 2001).

10.20	First Amended and Restated Credit Agreement with CoBank, ACB dated as of January 29, 2003 (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 28, 2003).

10.21	First Amendment dated February 11, 2003 to First Amended and Restated Credit Agreement with CoBank, ACB (incorporated by reference to the Exhibits to the Annual Report on Form 10-K of Gold Kist Inc. for the fiscal year ended June 28, 2003).

10.22	Second Amendment dated as of March 10, 2004 to First Amended and Restated Credit Agreement with CoBank, ACB (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of Gold Kist Inc., dated as of March 5, 2004).

10.22.1	Third Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2004 with CoBank, ACB (incorporated by reference from Exhibit 10.24.1 to the Registrant’s Registration Statement on Form S-4 No. 333-116066).

21.1	Subsidiaries of Gold Kist Inc. (incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K for fiscal year 2003).

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of the Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rules 13A-14 or 15D-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of the Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rules 13A-14 or 15D-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On May 11, 2004, the Registrant filed a Current Report on Form 8-K pursuant to Item 12 announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), Gold Kist Inc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on September 21, 2004.

GOLD KIST INC.

By:	/s/ STEPHEN O. WEST
Stephen O. West Chief Financial Officer, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 21, 2004:

Name	Title

/s/ JOHN BEKKERS John Bekkers	President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN O. WEST Stephen O. West	Chief Financial Officer, Vice President (Principal Financial Officer)

/s/ W. F. POHL, JR. W. F. Pohl, Jr.	Controller (Principal Accounting Officer)

/s/ CHRISTOPHER D. FANNON* Christopher D. Fannon	Director

/s/ BILLY G. MEEKS* Billy G. Meeks	Director

/s/ PHIL OGLETREE, JR.* Phil Ogletree, Jr.	Director

/s/ JEFFERY A. HENDERSON* Jeffery A. Henderson	Director

/s/ FRED W. GRETSCH* Fred W. Gretsch	Director

/s/ WALTER C. DOCKERY* Walter C. Dockery	Director

/s/ CHARLES MORRIS* Charles Morris	Director

/s/ DOUGLAS A. REEVES* Douglas A. Reeves	Director

/s/ W. A. SMITH* W. A. Smith	Director

/s/ DAN SMALLEY* Dan Smalley	Director

/s/ DORMAN GRACE* Dorman Grace	Director

*By:	/s/ MICHAEL A. STIMPERT
Michael A. Stimpert Attorney-in-Fact